Form 10QSB
period 1995-10-31
DANZAR INVESTMENT GROUP INC
filed 1995-12-18
CIK 726435

December 15, 1995


Securities and Exchange Commission
450 5th Street
Washington,  D.C. 20549

RE: Camelot Corporation

Dear Sir/Madam:

Please find enclosed for filing a Form 10-Q for the quarter ended October 30, 1995.

Should you have any questions do not hesitate to call me.

Sincerely,
CAMELOT CORPORATION
/s/Jeanette Fitzgerald
Jeanette Fitzgerald