Form 10QSB/A
period 1996-01-30
DANZAR INVESTMENT GROUP INC
filed 1996-03-22
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

     (Mark One)

       Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1996

       Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from         to

Commission file number          0-12122


                          DANZAR INVESTMENT GROUP, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter):

           Colorado                                    84-0601802
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)

                    17770 Preston Road, Dallas, Texas   75252
                    (Address of Principal Executive Offices)

                                 (214) 733-3005
                (Issuer's Telephone Number, Including Area Code)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether  the issuer: (1)  filed all reports  required to be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
   Yes       No
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
   Yes       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,940,317, common stock, no par value.

                           DANZAR INVESTMENT GROUP INC.

                                    I N D E X


                                                 Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance
                    Sheets                             3

                    Condensed Statements of
                    Operations                         4

                    Condensed Statements of
                    Cash Flows                         5

                    Notes to Condensed
                    Financial Statements
                    (unaudited)                        6

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                         6

Part II   OTHER INFORMATION                            7

                          DANZAR INVESTMENT GROUP INC.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                              January 31, 1996      April 30, 1995
                                 (Unaudited)           (Audited)
  Cash                              $      66           $      66


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Accounts payable                   $   5,226           $   4,134
 Advances from officer and
  affiliates                              300                 300
     Total current liabilities          5,526               4,434

Stockholders' Equity (Deficit):
  Common stock no par value,
  75,000,000 shares authorized;
  74,940,317 shares issued
  at July 31, 1995 and
  April 30, 1995                        9,481               9,481
Additional paid in capital            873,216             873,216
Deficit                              (887,024)           (885,932)
   total                               (3,963)             (3,235)
Less treasury stock, 68,353
  shares at cost                       (1,133)             (1,133)
        total                          (5,460)             (4,368)

                                    $      66           $      66


See accompanying notes to these financial statements.

                          DANZAR INVESTMENT GROUP INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        Nine Months Ended
                                           January 31,
                                     1996               1995

Income                              $     -            $     -

Expenses                               1,093                 729

Loss from operations                  (1,093)               (729)

Provision for taxes                 $     -            $      -

NET LOSS                            $ (1,093)          $    (729)

LOSS PER COMMON SHARE*              $     *            $     *

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              74,940,317            74,940,317


*Net loss is less than $0.001 per share


See accompanying notes to these financial statements.

                          DANZAR INVESTMENT GROUP INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    January 31,
                                               1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from operations                          $(1,093)     $  (729)
 Increase in accounts payable                    1,093          729
 Increase in accrued expenses                      -             -

     Net cash used by operating activities         -             -

CASH FLOWS FROM INVESTING ACTIVITIES               -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan from Affiliate                               -             -
     Net cash provided by financing activities     -             -

NET INCREASE (DECREASE) IN CASH                    -             -

CASH AT BEGINNING OF PERIOD                        66            66

CASH AT END OF PERIOD                          $   66       $    66

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                        $   -        $   -
 Cash paid for taxes                           $   -        $   -


See accompanying notes to these financial statements.

                  DANZAR INVESTMENT GROUP INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1995. The results of the operations for the nine-month period ended July 31, 1994 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1996.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

No operating revenues were received during the six months ended October 31, 1995 and 1994. For the six months ended October 31, 1995, loss before tax was $729 compared to $2,268 loss for the six months ended October 31, 1994. General and administrative expenses result from expenses related to SEC reporting requirements and recordkeeping fees.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors.

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has negligible liquid assets available for its continuing needs. At present the Registrant has no material sources of external liquidity, and in the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

                          PART II  -  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

 (a)   Exhibits:

  (1)  Articles of
         Incorporation:            Incorporated by reference to
                                   Registration Statement filed
                                   on Form 10, May 10, 1984;
                                   File No.  0-12122

  (2)  Bylaws:                     Incorporated by reference as
                                   immediately above.


 (b)   Reports on Form 8-K

       None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   DANZAR INVESTMENT GROUP INC.
                                             (Registrant)



                                   By:/s/ Daniel Wettreich
                                       DANIEL WETTREICH, PRESIDENT

Date: March 14, 1996