Form 10KSB
period 1996-04-30
DANZAR INVESTMENT GROUP INC
filed 1996-08-13
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-KSB


       (Mark One)

       [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

       For the fiscal year ended 1996

       [ ] Transition report under Section 13 or 15 (d) of the
       Securities Exchange Act of 1934 (No fee required)

       For the transition period from                  to

       Commission file number          0-12122


                          DANZAR INVESTMENT GROUP, INC.

              (Name of Small Business Issuer in Its Charter)

                 Colorado                          84-0601802
       (State or Other Jurisdiction of           (I.R.S. Employer
        Incorporation or Organization)          Identification No.)

           17770 Preston Road, Dallas, Texas         75252
      (Address of Principal Executive Offices)     (Zip Code)

                           (214) 733-3005

             (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
       Title of Each Class                      on Which Registered

              None                                    None



       Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, No Par Value

                                 (Title of Class)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  [x] Yes    [ ] No

  Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

  Issuer's revenues for its most recent fiscal year is $-0-.

  The aggregate market value of the voting stock held by non-affiliates, as of July 18, 1996 was $10,332.

  The number of shares outstanding of the Registrants common stock no par value was 74,940,317 at July 18, 1996.


                                  PART 1
  Item 1. Business

  Danzar Investment Group, Inc. (the Registrant), has no substantial assets and is seeking candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock or possibly debt. The Registrant was formerly called Apache Resources, Ltd. and was restructured during 1986 with unrealizable assets being written off, the common stock undergoing a reverse split of one for ten, and the name of the Registrant being changed. The Registrant has formed, developed, and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., Worthcorp, Inc., Forme Capital, Inc. and Whitehorse Oil & Gas Corporation, Inc. Following the distributions, Registrant has no investment in these companies. The Registrant has only engaged in very limited preliminary efforts intended to identify possible business opportunities for the Registrant and has neither conducted negotiations concerning, nor entered into a letter of intent concerning any such business opportunity.

  The Registrant does not have any direct employees and the President, Daniel Wettreich, devotes sufficient of his working time to the business of the Registrant as required, without compensation.


  Item 2. Properties

  Registrant shares office space at 17770 Preston Road, Dallas, Texas 75252 with an affiliated company on an informal basis.


  Item 3. Legal Proceedings

  There are no proceedings to which any director, officer or affiliate of the Registrant, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.

  Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

  Item 5. Market for Registrant's Common  Equity  and  Related
          Stockholder Matters

  Registrant's Common Stock, no par value is traded over the counter and the market for the stock has been relatively inactive.The range of low and high bid quotations for each calendar quarter period of the Registrant's previous two fiscal years ending April 30, 1994 are as follows, as supplied by the "pink sheets" of the National Quotation Bureau. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.

                                 Bid                  Ask
     Quarter Ending          Low   High            Low  High
     April 30, 1994     0.015625   0.25           0.25  0.25
     July 31, 1994      0.015625   0.25           0.25  0.25
     October 31, 1994   0.015625   0.25           0.25  0.25
     January 31, 1995   0.015625   0.25           0.25  0.25
     April 30, 1995     0.015625   0.25           0.25  0.25
     July 31, 1995      0.015625   0.25           0.25  0.25
     October 31, 1995   0.015625   0.25           0.25  0.25
     January 31, 1996   0.015625   0.25           0.25  0.25
     April 30, 1996     0.015625   0.25           0.25  0.25

  On May 1, 1986, two officers and directors of the corporation, were each granted stock options to purchase up to 100,000 newly issued shares of Registrant at a price of $0.1875 per share, expiring no earlier than ten (10) years from the effective date. These options were surrendered to the Company April 30, 1994.

  The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

  As of July 18, 1996 there were approximately 1,080 shareholders of record of Registrant's Common Stock, including the shares held in street name by brokerage firms.

  Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

  Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

  During the year ended April 30, 1996, Registrant had no operations. Management has determined to look for operations to be merged or otherwise acquired by the Registrant. During the year ended April 30, 1995, Registrant had limited operations resulting in a net loss of $4,459 due to expenses related corporate maintenance.

  Liquidity and Capital Resources

  The Registrant has met its shortfall of funds from operation during prior periods by the sale of its majority owned subsidiaries, and by borrowings from its Directors and companies affiliated with its Directors.

  The Registrant's present needs for liquidity principally relates to legal fees and its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has negligible liquid assets available for its continuing needs. At present the Registrant has no material sources of external liquidity, and in the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

  Item 7. Financial Statement and Supplementary Data

  Independent Auditor's Report

  Financial Statements for April 30, 1996 and 1995

  Balance Sheets

  Statement of Operations

  Statement of Changes in Stockholders Equity

  Statement of Cash Flows

  Notes to Financial Statements

                           MICHAEL W. ZINN, INC.

                        CERTIFIED PUBLIC ACCOUNTANT

                 5930 McCommas Blvd., DALLAS, TEXAS  75206
                          TELEPHONE (214) 821-2369




  Board of Directors and Shareholders
  Danzar Investment Group, Inc.
  Dallas, Texas


  INDEPENDENT AUDITOR'S REPORT

  We have audited the accompanying balance sheets of Danzar Investment Group, Inc., as of April 30, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Danzar Investment Group, Inc., as of April 30, 1996, and the results of its operations and its cash flows for the two years ending April 30, 1995 and 1996 in conformity with generally accepted accounting principles.



  Michael Zinn, CPA.
  Dallas, Texas
  July 18, 1996

  DANZAR INVESTMENT GROUP, INC.
  BALANCE SHEETS

                                       For the year ended April 30, 1996

  ASSETS

    Cash                                           $    66

     TOTAL ASSETS                                  $    66


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts Payable                               $ 4,134

  Advances from Officer and
    Affiliates  (Note D)                               300

     TOTAL LIABILITIES                               4,434

  Stockholders' Equity (Deficit):
   Common stock; 75,000,000
     Shares authorized
     No par value;
     74,940,317 issued and
     outstanding on April 30, 1996                  9,481
  Additional Paid in Capital                      873,216
  Retained Earnings (Deficit)                    (885,932)
  Treasury  Stock (67,933 shares at cost)          (1,133)

     TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                                 (4,368)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                      $     66

  The accompanying notes are an integral part of these financial statements.

  DANZAR INVESTMENT GROUP, INC.
  STATEMENT OF OPERATIONS

                                        For the years ended April 30,

                                           1996               1995
  Revenue
  Revenue                                   -0-         $     -0-

  Loan Write-off                            -0-                -0-

       Total Revenue                        -0-                -0-


  Expenses
  General and Administrative                ---              4,459

      Total Expenses                        ---              4,459


  Income (Loss) Before Provision
   for Income Taxes                         ---             (4,459)

  Provision for Income Taxes                -0-                -0-


  Net Income (Loss) Before
    Extraordinary Items                     -0-             (4,459)
  Extraordinary Item
    Tax Benefit From Net
    Operating Loss Carry forward            -0-                -0-

  Net Income (Loss) From
    Operations                              ---             (4,459)
  Income (Loss) Per Share                   ---         $      -0-
    Weighted Average Number of
     Shares Outstanding                74,940,317         74,940,317

                       DANZAR INVESTMENT GROUP, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the two year period ending on April 30, 1996

                  Common         Additional  Retained          Treasury
                  Stock            Paid-In   Earnings           Stock
                  Shares   Amount  Capital   Deficit    Shares  Amount   Total
  Balance April
   30, 1994     74,940,317 $9,481 $873,216  $(881,473)  67,933 $(1,133) $    91

  Net Profit
   for year
   ended
   April 30,
   1995                  -      -        -     (4,459)       -       -    4,459

  Balance April
   30, 1995     74,940,317 $9,481 $873,216  $(885,932)  67,933 $(1,133) $(4,368)

  Net Profit
   for year
   ended
   April 30,
   1996                  0      0        0          0        0       0        0

  Balance April
   30, 1996     74,940,317 $9,481 $873,216  $(885,932)  67,933 $(1,133) $(4,368)

  The accompanying notes are an integral part of these financial statements.

                         DANZAR INVESTMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                       For the years ended April 30,

                                           1996           1995
  CASH FLOWS FROM OPERATING
      ACTIVITIES
    Income (Loss) from Operations           -0-         $(4,459)

    Increase (Decrease) in Loans
     from Officers/Affiliates               -0-             300
    Increase (Decrease) in Accrued
     Expenses                               ---           4,134
    Increase (Decrease) in Current
  NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                  ---         $  (25)

  NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                  ---         $   ---

  CASH FLOWS FROM FINANCING
      RESOURCES
    Common Stock Issued                     ---             ---

  NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                  ---         $   ---

  INCREASE (DECREASE) IN CASH               ---            (25)
  BEGINNING CASH BALANCE                     66              91

  ENDING CASH BALANCE                        66              66

  The accompanying notes are an integral part of these financial statements.

       DANZAR INVESTMENT GROUP, INC.
       NOTES TO FINANCIAL STATEMENTS
       April 30, 1996, and 1995


       NOTE A:  Summary of Significant Accounting Policies

                Organization and Principles of Consolidation

                The Company was organized in May, 1980, as part of a quasi-reorganization of Colspan Environmental Systems. Activities through April 30, 1985, included the raising of capital through the private placement of common stock, the acquisition and sale of its subsidiaries. At present, the Company has no subsidiaries and is operating at a reduced level.

                Income (Loss) Per Common Share

                Income (Loss) per common share is based on the weighted average number of shares of the Company's common stock outstanding during the period. The weighted average number of common shares outstanding does not include shares reserved for issuance upon the exercise of stock options as the effect of such inclusion would be antidilutive.

                Property and Equipment

                Property and equipment are carried at cost. Major additions and betterments are capitalized, whole replacements and maintenance and repairs which do not improve or extend the life of the respective assets are expensed. When the property is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

                Depreciation of equipment is provided on the straight-line method over an estimated useful life of five years.

                Capital Stock

                The number of shares authorized are 75,000,000
                Number of shares issued and outstanding are 74,940,317, no par value.

                The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.

       DANZAR INVESTMENT GROUP, INC.
       NOTES TO FINANCIAL STATEMENTS
       April 30, 1995 and 1994


       NOTE B:  Income Taxes

                From inception through April 30, 1996, the Company has incurred approximately $885.932 in net operating losses. Although realization of the tax benefits of these net operating losses is not assured, recognition has been given to the current tax benefits; no taxes have been accrued. The expiration dates for the net operating loss carryforwards are from 1996 through 2004. Use of these net operating loss carryforwards is dependent on future taxable income.

       NOTE C:  Stock Options

                On May 1, 1986, the officers and directors of the Company were granted stock options to purchase up to 200,000 newly issued shares of the Company at a price of $0.1875 per share, expiring no earlier than ten years from the date of grant. On April 30, 1994, the options were surrendered to the Company.

       NOTE D:  Related Party Transactions

                During the year ended April 30, 1995, a company associated with the President of the Company advanced $300 to the Comany.

                During the year ended April 30, 1994, a company associated with the President of the Company advanced $9,000 to the Company and subsequently wrote-off the debt.

                For the years ended April 30, 1996 and 1995, the Company incurred stock transfer fees to a company associated with the President of the Company in the amounts of $2,920 and $2,921 respectively. The invoices were subsequently written off.

                On March 15, 1994, the Company issued 64,900,000 shares of common stock for $1,000 to the brother of the President.

       Item 8.  Disagreements on Accounting and Financial
       Disclosures

                None

                                 PART III

       Item 9.  Directors and Executive Officers of the Registrant

       The following persons serve as Directors and/or Officers of the Registrant:

       Name                 Age   Position      Period Served   Term Expires
       Daniel Wettreich     44    President,    January 1985    Next Annual
                                  Treasurer,                    Meeting
                                  Director


       Jeanette Fitzgerald  35    Director,     May 1, 1989     Next Annual
                                  Secretary                     Meeting

       Allan Wolfe          64    Director      March 14, 1994  Next Annual
                                                                Meeting

       Daniel Wettreich

       Daniel Wettreich is President, Treasurer and Director of
       the Company since January 1985. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation(1), a NASDAQ listed public company in CD-ROM software. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. He is the President and a Director of Forme Capital, Inc. since December 1986, a real estate company. Additionally, he currently holds directors positions in the following public companies Malex, Inc., Adina, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a public telecommunications company listed on the
       American Stock Exchange.   Mr. Wettreich has a Bachelor of
       Arts in Business Administration from the University of Westminister, London, England.


       Jeanette P. Fitzgerald

       Jeanette Fitzgerald is the Secretary and a Director since May 1989. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is a director of Forme Capital, Inc., a real estate company since December, 1988. She is also Vice President and General Counsel and a Director of Camelot Corporation(1). Further, she is a Director of Tussik, Inc., Malex, Inc., and Adina, Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. She graduated from Texas Tech

       University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

       Allan S. Wolfe

       Allan S. Wolfe has been a Director of the Company since May, 1993. He is Chairman and President of Database Technologies, Inc., a public company providing database software to the insurance industry from May 1986 to the present. He is also, since 1993, a director of Camelot Corporation(2) and since 1984, a director and Chief Executive Officer of Pathfinder Data Group ("PDG"), a database company. A subsidiary of PDG, Pathfinder Data, Inc., filed for protection from creditors under Chapter 11 and has since been converted to Chapter 7.

       (1) A subsidiary, Camelot Entertainment, Inc., filed Chapter 7 liquidation in January 1995.

       (2) Goldstar Video filed for protection from creditors pursuant to Chapter 11 in October 1993, and has converted to a liquidation proceeding.


       Item 10. Executive Compensation

       The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1996. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

                            CASH COMPENSATION TABLE


       Name of Individual            Capacities in           Cash
       or Number in Group            Which Served        Compensation

            --                             --                NONE

       Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

       On May 1, 1986, two officers and directors of the corporation, were each granted stock options to purchase up to 100,000 newly issued shares of Registrant at a price of $0.1875 per share, expiring no earlier than ten (10) years from the effective date. On April 30, 1994, these options were surrendered to the Company.

       Registrant has no compensatory plans or arrangements whereby any executive officer would receive payments from the Registrant or a third party upon his resignation, retirement or termination of employment, or from a change in control of Registrant or a change in the officer's responsibilities following a change in control.

       Item 11. Security Ownership of Certain
                Beneficial  Owners and  Management

       The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of July 18, 1996, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (3 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

       Title of   Name and Address of  Amount and Nature of  Percent
       Class      Beneficial Owner     Beneficial Ownership  of Class
       Common    Danny Wettreich (1)          8,000,000      10.67%
                 17770 Preston Road
                 Dallas, Texas 75252

       Common    Jeanette P. Fitzgerald       1,379,091       1.84%
                 17770 Preston Road
                 Dallas, Texas 75252

       Common    All Officers and Directors   9,379,091      12.51%
                 AS a group (3 persons) (1)

       Common    Mick Y. Wettreich           64,900,000       86.6%
                 34 Monarch Ct.
                 Lyttleton Road
                 London England  N2ORA

       (1)    8,000,000 of these shares are in the name of Zara
            Wettreich (the wife of Mr. Wettreich), as her separate property. Mr. Wettreich has disclaimed ownership of these shares.


       Item 12.  Certain Relationships and Related Transactions

       At April 30, 1995, and 1994, companies associated with a director and officer of the Company had advanced to the Company $300 and $9,000 respectively payable on demand and interest free. For the years ended April 30, 1995 and 1994, the Company incurred stock transfer fees to a company associated with the President of the Company in the amounts of $2,921 and $2,938 respectively.

       Since the beginning of the registrant's last fiscal year, there have been no material transactions between the registrant and its management and/or 5% or greater security holders. Nor have there been any material revenue impacting relationships.

       On March 15, 1994, Registrant issued 64,900,000 shares of common stock to the brother of the President. This resulted in a change of control.


                                    PART IV

       Item 13.  Exhibits, Financial Statement Schedules and
       Reports on Form 8-K

       The following financial statements are included in Part II,
       Item 8 of this report for the year ended April 30, 1996:

         Balance Sheets
         Statements of Operations
         Statements of Changes in Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

       Exhibits included herein:

         3(a)    Articles of
              Incorporation:  Incorporated by reference  to
                              Registration
              Statement filed on Form 10, May  10,  1984;
              File No. 0-12122

         3(b) Bylaws:Incorporated by Reference as immediately above

         22(a) Subsidiaries:                        NONE

         Reports on Form 8-K

         None

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       DANZAR INVESTMENT GROUP, INC.
             (Registrant)


       By:  /s/ Daniel Wettreich
            Daneiel Wettreich, President


       Date:     July 30, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       By:  /s/ Daniel Wettreich
            Daniel Wettreich, Director; President,
            (principal executive officer); Treasurer
            (principal financial and accounting
            officer)


       Date:     July 30, 1996

       By:  /s/ Jeanette Fitzgerald
            Jeanette Fitzgerald, Director; Secretary


       Date:     July 30, 1996