Form 10QSB
period 1996-07-31
DANZAR INVESTMENT GROUP INC
filed 1996-09-17
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB

       (Mark One)

       X Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended July 31, 1996

          Transition report under Section 13 or 15 (d) of the Exchange Act

       For the transition period from             to

       Commission file number          0-12122

                            DANZAR INVESTMENT GROUP, INC.

         (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Colorado                              84-0601802

       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

                17770 Preston Road, Dallas, Texas    75252

                 (Address of Principal Executive Offices)

                            (972) 733-3005

             (Issuer's Telephone Number, Including Area Code)

       (Former Name, Former  Address and Former Fiscal  Year, if Changed
                             Since Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  X  Yes    No

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

                         DANZAR INVESTMENT GROUP INC.

                        PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                        July 31, 1996     April 30, 1996
                                         (Unaudited)        (Audited)
       Cash                              $       66         $       66


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


      Accounts payable                   $    4,134         $    4,134
      Advances from officer and
        affiliates                              300                300
         Total current liabilities            4,434              4,434

     Stockholders' Equity (Deficit):
       Common stock no par value,
       75,000,000 shares authorized;
       74,940,317 shares issued
       at July 31, 1995 and April 30, 1995    9,481              9,481
     Additional paid in capital             873,216            873,216
     Deficit
                                             (3,235)            (3,235)
     Less treasury stock, 68,353 shares
       at cost                               (1,133)            (1,133)
                                             (4,368)            (4,368)

                                         $       66         $       66

     See accompanying notes to these financial statements.

                         DANZAR INVESTMENT GROUP INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended
                                               July 31,
                                        1996               1995

  Income                             $        -          $        -

  Expenses                                    -                   -

  Loss from operations                        -                   -

  Provision for taxes                $        -          $        -

  NET LOSS                           $        -          $        -

  LOSS PER COMMON SHARE*             $        *          $        *

  WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                74,940,317          74,940,317


  *Net loss is less than $0.001 per share


  See accompanying notes to these financial statements.

                         DANZAR INVESTMENT GROUP INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Three Months Ended
                                                    July 31,
                                                1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Loss from operations                     $    -        $     -
     Increase in accounts payable                  -              -
     Increase in accrued expenses                  -              -

        Net cash used by operating activities      -              -

     CASH FLOWS FROM INVESTING ACTIVITIES          -              -

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan from Affiliate                           -              -
        Net cash provided by financing
        activities                                 -              -

     NET INCREASE (DECREASE) IN CASH               -              -

     CASH AT BEGINNING OF PERIOD                  66             66

     CASH AT END OF PERIOD                    $   66        $    66

     SUPPLEMENTAL INFORMATION:
     Cash paid for interest                   $    -        $     -
     Cash paid for taxes                      $    -        $     -

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1996. The results of the operations for the three-month period ended July 31, 1994 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1996.

     Item 2.Management Discussion and Analysis of Financial Condition and Results of Operations

     No operating revenues were received during the six months ended July 31, 1996 and 1995. For the three months ended July 31, 1996, loss before tax was $____ compared to $____ loss for the three months ended July 31, 1995.
      General and administrative expenses result from expenses related to SEC reporting requirements and recordkeeping fees.

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


     Item 6.Exhibits and Reports on Form 8-K.

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




                                        DANZAR INVESTMENT GROUP INC.
                                                  (Registrant)



                                        By:  /s/ Daniel Wettreich
                                        DANIEL WETTREICH, PRESIDENT




     Date: September 14, 1996