Form 10QSB
period 1996-10-31
DANZAR INVESTMENT GROUP INC
filed 1996-12-16
CIK 726435

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended October  31, 1996

     Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from ________________ to  ________________

     Commission file number          0-12122

                   DANZAR INVESTMENT GROUP, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

       Colorado                                  84-0601802
  (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)              Identification No.)

             17770 Preston Road, Dallas, Texas   75252
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

                    DANZAR INVESTMENT GROUP INC.

                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED BALANCE SHEETS


                               ASSETS

                                     October 31, 1996  April 30, 1996
                                    (Unaudited)        (Audited)

 Cash                               $   66                $    66


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Accounts payable                   $   4,134          $   4,134
 Advances from officer and affiliates     300                300
    Total current liabilities           4,434              4,434

Stockholders' Equity (Deficit):
  Common stock no par value,
  75,000,000 shares authorized;
  74,940,317 shares issued
  at July 31, 1995 and April 30,1995    9,481              9,481
Additional paid in capital            873,216            873,216
Deficit                              (885,932)          (885,932)
                                       (3,235)            (3,235)
Less treasury stock, 68,353 shares
   at cost                             (1,133)            (1,133)
                                       (4,368)            (4,368)

                                    $      66          $      66



See accompanying notes to these financial statements.

                     DANZAR INVESTMENT GROUP INC.

                    CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                         Six Months Ended
                                           October 31,
                                    1996               1995

Income                             $    -              $    -

Expenses                                 _                  -

Loss from operations                     -                  -

Provision for taxes                $     -             $    -

NET LOSS                           $     -             $    -

LOSS PER COMMON SHARE              $     *             $    *

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                74,940,317          74,940,317


*Net loss is less than $0.001 per share


See accompanying notes to these financial statements.

                      DANZAR INVESTMENT GROUP INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                              Six Months Ended
                                                  October 31,
                                              1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from operations                    $    -            $     -
 Increase in accounts payable                 -                  -
 Increase in accrued expenses                 -                  -

Net cash used by operating activities         -                  -

CASH FLOWS FROM INVESTING ACTIVITIES          -                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan from Affiliate                          -                  -
 Net cash provided by financing
 activities                                   -                  -

NET INCREASE (DECREASE) IN CASH               -                  -

CASH AT BEGINNING OF PERIOD                   66                 66

CASH AT END OF PERIOD                      $  66             $   66

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                     $ -              $  -
 Cash paid for taxes                        $ -              $  -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1996. The results of the operations for the six-month period ended October 31, 1996 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1997.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

No operating revenues were received during the six months ended October 31, 1996 and 1995. For the six months ended October 31, 1996, loss before tax was $ -0- compared to $ -0- loss for the six months ended October 31, 1995. General and administrative expenses result from expenses related to SEC reporting requirements and recordkeeping fees.

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




Date: December 14, 1996