Form 10QSB
period 1997-01-31
DANZAR INVESTMENT GROUP INC
filed 1997-03-14
CIK 726435

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1997

     Transition report under Section 13 or 15 (d) of the Exchange Act

       For   the   transition   period   from   ________________   to
_________________

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

                    DANZAR INVESTMENT GROUP INC.

                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED BALANCE SHEETS


                               ASSETS

                                     January 31, 1997  April 30, 1996
                                    (Unaudited)        (Audited)

  Cash                           $       41             $    66


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Accounts payable                   $  13,971          $   4,134
 Advances from officer and affiliates     300                300
    Total current liabilities          14,271              4,434

Stockholders' Equity (Deficit):
  Common stock no par value,
  75,000,000 shares authorized;
  74,940,317 shares issued
  at January 31, 1997
  and April 30, 1996                    9,481              9,481
Additional paid in capital            882,736            882,736
Deficit                               905,314           (895,452)
                                      (13,097)            (3,235)
Less treasury stock, 68,353
 shares at cost                        (1,133)            (1,133)
                                      (14,230)            (4,368)

                                    $      41          $      66




See accompanying notes to these financial statements.

                      DANZAR INVESTMENT GROUP INC.

                    CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                        Nine Months Ended
                                            January  31,
                                    1997               1996


Income                            $    -               $    -

Expenses                               9,862                -

Loss from operations                  (9,862)               -

Provision for taxes                $    -              $    -

NET LOSS                           $ (9,682)           $    -

LOSS PER COMMON SHARE*             $       *           $      *

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                74,940,317          74,940,317


*Net loss is less than $0.001 per share



See accompanying notes to these financial statements.

                      DANZAR INVESTMENT GROUP INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


Nine Months Ended
                                             January  31,
                                              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from operations                    $(9,862)      $     -
 Increase in accounts payable              9,837             -
 Increase in accrued expenses                -               -

 Net cash used by operating activities      (25)             -

CASH FLOWS FROM INVESTING ACTIVITIES         -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan from Affiliate                         -               -
 Net   cash  provided  by  financing
  activities                                 -               -

NET INCREASE (DECREASE) IN CASH             (25)             -

CASH AT BEGINNING OF PERIOD                  66             66

CASH AT END OF PERIOD                     $  41         $   66

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                   $ -           $  -
 Cash paid for taxes                      $ -           $  -



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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

No operating revenues were received during the nine months ended January 31, 1997 and 1996. For the nine months ended January 31, 1997, loss before tax was $9,862 compared to $ -0- loss for the nine months ended January 31, 1996. General and administrative expenses result from expenses related to SEC reporting requirements and recordkeeping fees.

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


Date: March 11, 1997