Form 10QSB/A
period 1997-01-31
ALEXANDER MARK INVESTMENTS USA INC
filed 1997-04-21
CIK 726435

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1997

     Transition report under Section 13 or 15 (d) of the Exchange Act

       For   the   transition   period   from   ________________   to
_________________

     Commission file number          0-12122

               ALEXANDER MARK INVESTMENTS (USA), INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)


   Colorado                                     84-0601802
(State  or Other Jurisdiction of          (I.R.S.Employer
Incorporation or Organization)               Identification No.)


                         17770 Preston Road,
                        Dallas, Texas   75252
              (Address of Principal Executive Offices)



                           (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)

                 DANZAR INVESTMENT GROUP, INC.
      (Former Name, Former Address and Former Fiscal Year, if Changed
                            Since Last Report)


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
74,940 common stock, no par value.

                    ALEXANDER MARK INVESTMENTS(USA) INC.


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

                    ALEXANDER MARK INVESTMENTS(USA) INC.

                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED BALANCE SHEETS


                               ASSETS

                                     January 31, 1997  April 30, 1996
                                    (Unaudited)        (Audited)

  Cash                           $       41             $    66


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Accounts payable                   $  13,971          $   4,134
 Advances from officer and affiliates     300                300
    Total current liabilities          14,271              4,434

Stockholders' Equity (Deficit):
  Common stock no par value,
  75,000,000 shares authorized;
  74,940 shares issued
  at January 31, 1997
  and April 30, 1996                       95              9,481
Additional paid in capital            892,122            882,736
Deficit                               905,314           (895,452)
                                      (13,097)            (3,235)
Less treasury stock, 68,353
 shares at cost                        (1,133)            (1,133)
                                      (14,230)            (4,368)

                                    $      41          $      66




See accompanying notes to these financial statements.

                      ALEXANDER MARK INVESTMENTS(USA) INC.

                    CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                        Nine Months Ended
                                            January  31,
                                    1997               1996


Income                            $    -               $    -

Expenses                               9,862                -

Loss from operations                  (9,862)               -

Provision for taxes                $    -              $    -

NET LOSS                           $ (9,682)           $    -

LOSS PER COMMON SHARE*             $       *           $      *

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   74,940          74,940,317


*Net loss is less than $0.001 per share



See accompanying notes to these financial statements.

                     ALEXANDER MARK INVESTMENTS(USA) INC.

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

              ALEXANDER MARK INVESTMENTS(USA),INC.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

During the period under review the Company held a shareholder's meeting whereby the Company changed its name to Alexander Mark Investments (USA), Inc. and approved a 1 for 100 reverse stock split. The financial statements reflect the reverse stock split.

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




                                   ALEXANDER MARK INVESTMENTS(USA), INC.
                                             (Registrant)



                                   By:  /s/ Daniel Wettreich
                                            DANIEL WETTREICH,
                                            PRESIDENT


Date: March 20, 1997