Form 10KSB
period 1997-04-30
ALEXANDER MARK INVESTMENTS USA INC
filed 1997-07-30
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended 1997

     [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from                      to _________________

     Commission file number          0-12122

          ALEXANDER MARK  INVESTMENTS (USA), INC.
           (Name of Small Business Issuer in Its Charter)

                 Colorado                                    84-0601802
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

               17770 Preston Road, Dallas, Texas       75252
  (Address of Principal Executive Offices)           (Zip Code)

                         (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended April 30, 1997 was -0-. The aggregate market value of the common shares held by non-affiliates was $1,275 as of July 18, 1997.

The number of shares outstanding of the Registrants common stock no par value was 7,537,398 at July 18, 1997.

Documents Incorporated by reference:  Form 8-K dated May 15, 1997 with amendments
                      Form 8-K dated May 20, 1997 with amendments.

                                     PART 1
Item 1.   Business

The Registrant, formerly Danzar Investment Group, Inc. and previous to that Apache Resources, Ltd. restructured during 1986 with unrealizable assets being written off, the common stock undergoing a reverse split of one for ten, and the name of the Registrant being changed. The Registrant formed, developed, and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., Worthcorp, Inc., Forme Capital, Inc. and Whitehorse Oil & Gas Corporation, Inc. Following the distributions, Registrant has no investment in these companies. On December 23, 1996, Registrant's shareholders approved a change of the Registrant's name to Alexander Mark Investments (USA), Inc. and a 1-100 reverse stock split.

The Registrant does not have any direct employees and the President, Daniel Wettreich, devotes sufficient of his working time to the business of the Registrant as required, without compensation.

On May 15, 1997, subsequent to the year end, Daniel Wettreich, subscribed for 6,787,998 restricted common shares of the Registrant in exchange for 40,727,988 ordinary shares (57% of the outstanding shares) of Meteor Technology, ltd a UK public company of which Mr. Wettreich is an officer and director. Subsequently, 6,029,921 of the restricted shares were exchanged by Mr. Wettreich for restricted common shares in Adina, Inc. Adina then subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation paying for them with 6,029,921 common shares of the Registrant. Camelot is now the controlling shareholder of the Registrant. Mr. Wettreich is an officer and director of Camelot. Form 8-K's were filed with the Securities and Exchange Commission reflecting these changes. The Registrant is presently a holding company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On December 23, 1996, a shareholders meeting was held approving the auditors for this fiscal year and voting in the current directors, changing the name of the company to Alexander Mark Investments(USA), Inc. and approving a 1-100 reverse split.

No   matters  were  submitted to a vote of security holders  during  the  fourth quarter of the fiscal year covered by this report.




                                     PART II

Item 5.        Market for Registrant's Common  Equity  and  Related  Stockholder
Matters

Registrant's Common Stock, no par value is traded over the counter and the market for the stock has been relatively inactive. The range of low and high bid quotations for each calendar quarter period of the Registrant's previous two fiscal years ending April 30, 1997 are as follows, as supplied by the "pink sheets" of the National Quotation Bureau. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.

                    Bid                    Ask
  Quarter Ending          Low    High           Low  High

  April 30, 1995      0.015625   0.25          0.25  0.25
  July 31, 1995       0.015625   0.25          0.25  0.25
  October 31, 1995    0.015625   0.25          0.25  0.25
  January 31, 1996    0.015625   0.25          0.25  0.25
  April 30, 1996      0.015625   0.25          0.25  0.25
  July 31, 1996       0.015625   0.25          0.25  0.25
  October 31, 1996    0.015625   0.25          0.25  0.25
  January 31, 1997    0.0625     0.0625           -     -
  April 30, 1997      0.0625     0.0625           -     -

The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of July 18, 1997 there were approximately 376 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended April 30, 1997, Registrant had no operations. Subsequent to the year end the Registrant acquired 57% of the outstanding shares of Meteor Technology ltd, a UK public company. (See Item 1. "Business"). During the year ended April 30, 1996, Registrant had no operations resulting in a net loss of $ -0-.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operation during prior periods by borrowings from its Directors and companies affiliated with its Directors.

The  Registrant   presently has interests in  Meteor Technology Ltd.  ("Meteor")
and its needs for liquidity principally relate to legal fees and its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Management of Registrant believes that Meteor has sufficient resources to meet its liquidity and capital needs. The Registrant believes it has enough resources to provide for its cash flow needs for the next twelve months.

Item 7.    Financial Statement and Supplementary Data

Independent Auditor's Report

Financial Statements for April 30, 1997 and 1996

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements



                        MICHAEL W. ZINN, INC.

                     CERTIFIED PUBLIC ACCOUNTANT

              5930 McCommas Blvd., DALLAS, TEXAS  75206
                       TELEPHONE (214) 821-2369


Board of Directors and Shareholders
Alexander Mark Investments (USA), Inc.
Dallas, Texas


INDEPENDENT AUDITOR'S REPORT

We  have  audited the accompanying balance sheets of Alexander Mark  Investments
(USA), Inc., as of April 30, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander Mark Investments (USA), Inc., as of April 30, 1997, and the results of its operations and its cash flows for the two years ending April 30, 1997 and 1996 in conformity with generally accepted accounting principles.



Michael Zinn, CPA.
Dallas, Texas
July 18, 1997
                      ALEXANDER MARK INVESTMENTS(USA), INC.
                                 BALANCE SHEETS


                                     For the year ended April 30, 1996

ASSETS


  Cash                                         $  66

TOTAL ASSETS                                    $  66


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                              $ 4134

Advances from Officer and
  Affiliates  (Note D)                             300

   TOTAL LIABILITIES                             4434

Stockholders' Equity (Deficit):
 Common stock; 75,000,000
   Shares authorized
   No par value;
   749,400 issued and
   outstanding on April 30, 1997                   95
Additional Paid in Capital                       882,602
Retained Earnings (Deficit)                     (885,932)
Treasury  Stock (67,933 shares at cost)         (1,133)

   TOTAL STOCKHOLDERS' EQUITY
       (DEFICIT)                                   (4,368)

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $ 66

The accompanying notes are an integral part of these financial statements.

                      ALEXANDER MARK INVESTMENTS(USA), INC.
                             STATEMENT OF OPERATIONS


                                             For the years ended April 30,

                                            1997               1996
Revenue
Revenue                                   -0-          $    -0-
Loan Write-off                            -0-               -0-
     Total Revenue                        -0-               -0-

Expenses
General and Administrative                ---             4,459
    Total Expenses                        ---             4,459

Income (Loss) Before Provision
 for Income Taxes                         ---           (4,459)
Provision for Income Taxes                -0-               -0-

Net Income (Loss) Before
  Extraordinary Items                     -0-            (4,459)
Extraordinary Item
  Tax Benefit From Net
  Operating Loss Carry forward            -0-               -0-
Net Income (Loss) From
  Operations                              ---            (4,459)
Income (Loss) Per Share                   ---          $    0.0
  Weighted Average Number of
   Shares Outstanding               37,507,629          74,940,317





                      ALEXANDER MARK INVESTMENTS(USA), INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the two year period ending in April 30, 1997

                                     Additional Retained
                   Common Stock      Paid-In    Earnings  Treasury Stock
                   Shares   Amount   Capital    Deficit  Shares  Amount  Total

Balance April 30,
 1994             74,940,317 $9,481 $873,216 $(881,473) 67,933 $(1,133) $ 91

Net Profit for
Year Ended April
 30, 1995             -        -         -     (4,459)       -       -     4,459

Balance April 30,
1995              74,940,317 $9,481 $873,216 $(885,932) 67,933 $(1,133) $(4,368)

Net Profit for
Year Ended April
30, 1996             0        0         0          0        0       0          0

Balance April 30,
1996              74,940,317 $9,481 $873,216 $(885,932) 67,933 $(1,133) $(4,368)

Net Profit for
Year Ended
April 30, 1997       0        0         0          0        0        0         0

Balance April 30,
 1997             749,400      95   882,602   (885,932) 6790  $(1,133)  $(4,368)

The accompanying notes are an integral part of these financial statements.
                      ALEXANDER MARK INVESTMENTS(USA), INC.
                            STATEMENTS OF CASH FLOWS




                                            For the years ended April 30,

                                        1997           1996
CASH FLOWS FROM OPERATING
    ACTIVITIES
  Income (Loss) from Operations      $   -0-         $    -0-

  Increase (Decrease) in Accrued
   Expenses                              -0-             -0-
  Increase (Decrease) in Current
    Assets                               -0-              -0-
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES             $   -0-         $    -0-

NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES             $   ---         $   ---

CASH FLOWS FROM FINANCING
    RESOURCES
  Common Stock Issued                    ---             ---

NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES             $   ---         $   ---

INCREASE (DECREASE) IN CASH              ---              -0-
BEGINNING CASH BALANCE                    66              66

ENDING CASH BALANCE                      66               66


The accompanying notes are an integral part of these financial statements.
                      ALEXANDER MARK INVESTMENTS(USA), INC.
                          NOTES TO FINANCIAL STATEMENTS
                            April 30, 1997, and 1996


     NOTE A: Summary of Significant Accounting Policies

             Organization and Principles of Consolidation

             The Company was organized in May, 1980, as part of a quasi-reorganization of Colspan Environmental Systems. Activities through April 30, 1985, included the raising of capital through the private placement of common stock, the acquisition and sale of its subsidiaries. At present, the Company has no subsidiaries and is operating at a reduced level. On December 23, 1996 the Registrant held a shareholder's meeting at which the shareholders approved resolutions to change the Registrant's name to Alexander Mark Investments (USA), Inc. , approve the appointment of the auditor, and have a 1 for 100 reverse split of the outstanding shares.

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

             Capital Stock

             The number of shares authorized are 75,000,000. The number of shares issued and outstanding are 749,400, no par value at April 30, 1997 (post reverse split). Subsequent to the year end the Registrant accepted a stock subscription for the issuance of 6,787,998 restricted common shares by the President of the Registrant.

             The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.

     NOTE B: Income Taxes

             From inception through April 30, 1997, the Company has incurred approximately $885,932 in net operating losses. Although realization of the tax benefits of these net operating losses is not assured, recognition has been given to the current tax benefits; no taxes have been accrued. The expiration dates for the net operating loss carry forwards are from 1997 through 2004. Use of these net operating loss carry forwards is dependent on future taxable income.

     NOTE C: Stock Options

             On May 1, 1986, the officers and directors of the Company were granted stock options to purchase up to 200,000 newly issued shares of the Company at a price of $0.1875 per share, expiring no earlier than ten years from the date of grant. On April 30, 1994, the options were surrendered to the Company.

     NOTE D: Related Party Transactions

             Subsequent to the year end the President subscribed for 6,787,998 common shares and on May 20, 1997 the President exchanged 6,029,921 of those shares for common shares in Adina, Inc. Adina exchanged those shares for Preferred shares in Camelot Corporation which now has control of the Registrant. Mr. Wettreich is an officer and director of Camelot and Adina.

             During the year ended April 30, 1995, a company associated with the President of the Company advanced $300 to the Company.

             For the years ended April 30, 1997 and 1996, the Company incurred stock transfer fees to a company associated with the President of the Company in the amounts of $9,573 and $2,920 respectively.


     Item 8. Disagreements on Accounting and Financial Disclosures

             None

                                    PART III

     Item 9. Directors and Executive Officers of the Registrant

     The following persons serve as Directors and/or Officers of the
     Registrant:

     Name            Age       Position       Period Served Term Expires

     Daniel Wettreich          45             President,   January 1985
     Next
     Treasurer                 Annual
                               Director                    Meeting

     Robert Gregory  45        Director,      December 23, Next
     1996            Annual
                                                           Meeting

     Jeanette
     Fitzgerald      36        Director,      January 1991 Next
                               Secretary                   Annual
                                                           Meeting

     Daniel Wettreich

       Daniel Wettreich is President, Treasurer and Director of the Company since January 1985. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation(1), a NASDAQ listed public company. Additionally, he currently holds directors positions in the following public companies Forme Capital, Inc., Malex, Inc., Adina, Inc., Tussik, Inc., and Meteor Technology, plc. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

     Robert Gregory

       Robert Gregory is a Director of the Company since December 23, 1996. He is a director of Adina, Inc. a public company. He is also, since July 1996 a Vice President - Finance for Camelot Corporation. He was previously Director of Finance of Jenkens & Gilchrist, one of Texas's largest law firms, prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of the communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.

     Jeanette Fitzgerald

       Jeanette Fitzgerald is the Secretary and a Director since January 1991. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is also Vice President and General Counsel and a Director of Camelot Corporation(1). Further, she is a Director of Malex, Inc., Tussik, Inc., Forme Capital, Inc., and Alexander Mark Investments (USA), Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

      (1) A subsidiary, Camelot Entertainment, Inc., filed Chapter 7 liquidation in January 1995.

     (2) Goldstar Video filed for protection from creditors pursuant to Chapter 11 in October 1993, and has converted to a liquidation proceeding.

     Item 10.                  Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1997. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

     Item 11. Security Ownership of Certain  Beneficial  Owners and
     Management

     The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of July 18, 1997, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (3 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

     Title of   Name and Address ofAmount and Nature of  Percent
     Class      Beneficial OwnerBeneficial Ownership    of Class

     Common    Danny Wettreich (1)   6,867,998(1)(2)       91.1%
               17770 Preston Road
               Dallas, Texas 75252

     Common    Robert Gregory           6,029,921(3)       80.0%
               17770 Preston Road
               Dallas, Texas 75252

     Common    Jeanette Fitzgerald      6,043,712(2)       80.0%
               17770 Preston Road
               Dallas, Texas  75252

     Common    All Officers and Directors  6,867,998       91.1%
               as a group (3 persons) (1)(2)

     Common    Mick Y. Wettreich             649,000        8.6%
               34 Monarch Ct.
               Lyttleton Road
               London England  N2ORA

     (1) 80,000 of these shares are in the name of Zara Wettreich (the wife of Mr. Wettreich), as her separate property. Mr. Wettreich has disclaimed ownership of these shares.

     (2) 6,029,921 of these shares are in the name of Camelot Corporation of which Mr. Wettreich and Ms. Fitzgerald are officers and directors. Mr. Wettreich and Ms. Fitzgerald have disclaimed ownership of these shares.

     (3) 6,029,921 of these shares are owned by Camelot. Mr. Gregory is a director of Adina, Inc. which owns 49% of the voting shares of Camelot.

     Item 12.  Certain Relationships and Related Transactions

     On May 15, 1997, subsequent to the year end, Daniel Wettreich, subscribed for 6,787,998 restricted common shares of the Registrant in exchange for 40,727,988 ordinary shares (57% of the outstanding shares) of Meteor Technology, ltd a UK public company of which Mr. Wettreich is an officer and director. Subsequently, 6,029,921 of the restricted shares were exchanged by Mr. Wettreich for restricted common shares in Adina, Inc. Adina then subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation paying for them with 6,029,921 common shares of the Registrant Camelot is now the controlling shareholder of the Registrant. Mr. Wettreich is an officer and director of Camelot. Form 8-K's were filed with the Securities and Exchange Commission reflecting these changes. The Registrant is presently a holding company.

                                 PART IV

     Item 13.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K

     The following financial statements are included in Part II, Item 8 of this report for the year ended April 30, 1997:

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

     Exhibits included herein:

      3(a)     Articles of
            Incorporation: Incorporated by reference to Registration Statement filed on Form 10, May 10, 1984;
            File No. 0-12122

      3(b)     Bylaws:Incorporated by Reference as immediately above

      22(a) Subsidiaries:                       NONE

      Reports on Form 8-K

      Report dated May 15, 1997 reporting Item 2 and 7 and amendments.

      Report dated May  20, 1997 reporting Item 2 and 7 and amendments.

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

     Date:     July 30, 1997

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

     By:  /s/ Daniel Wettreich
          Daniel Wettreich, Director; President,
          (principal executive officer); Treasurer
          (principal financial and accounting
          officer)


     Date:  July 30, 1997

     By:  /s/ Robert Gregory
          Robert Gregory, Director


     Date:     July 30, 1997


     By:  /s/ Jeanette Fitzgerald
          Jeanette Fitzgerald, Director; Secretary