Form 10QSB
period 1997-07-31
ALEXANDER MARK INVESTMENTS USA INC
filed 1997-09-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
7,537,398 common stock, no par value.

               ALEXANDER MARK INVESTMENTS (USA), INC.


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

               ALEXANDER MARK INVESTMENTS (USA), INC.
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED BALANCE SHEETS
                           (In Thousands)

                               ASSETS

                                July 31, 1997    April  30,1997
                                (Unaudited)        (Audited/Adjusted)

 Current Assets:
       Cash                   $     1,465.3      $           1,450.4

 Securities held for sale             820.4                    812.1

 Accounts & Notes Receivable          362.7                    358.9

 Inventory                            113.2                    112.1

   Total Current Assets        $    2,761.6       $          2,733.5

 Property and Equipment:
  Net of $132,910 and
  $131,557 accumulated
  depreciation at July 31,
  1997 and April 30, 1997,
   respectively                       390.5                    386.6

 Total Assets                  $    3,152.1       $          3,120.1

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts & notes payable     $       2,153.9    $      2,133.4

     Total current liabilities         2,153.9           2,133.4

  Notes payable                          876.2              867.6

  Minority interest                       53.6               53.1

     Total liabilities         $       3,083.7    $       3,054.1

Stockholders' Equity (Deficit):
  Common stock no par value,
   75,000,000 shares authorized;
   7,536,680 and 749,400 shares
   issued at July 31, 1997 and
   April 30, 1997, respectively            .1                   .1
Additional paid in capital            5,536.1              5,488.7

Less treasury stock, 684 shares
 at cost                                 (1.1)               (1.1)
Retained Earnings                    (5,466.6)           (5,421.7)
                                         68.5                66.0

                                     $ 3,152.1           $3,120.1

See accompanying notes to these financial statements.

                  ALEXANDER MARK INVESTMENTS (USA), INC.

                    CONDENSED STATEMENTS OF OPERATIONS
           (In Thousands, Except for Share and Per Share Data)
                            (UNAUDITED)

                                        Three Months Ended
                                            July 31,
                                    1997               1996


Sales                         $       5,605.4         $    38.2

Cost of Sales                          3,743.0             29.0

Gross Profit                          1,862.4               9.2

Operating Expenses:
Administrative expenses              1,352.9              259.6
Interest Expense                        43.0                3.1

  Total Operating Expenses           1,395.9              262.7

Discontinued Operations                    -             (412.3)

Net Income (Loss)                  $    466.5        $   (665.8)

Net loss per share                 $    0.06         $     (.89)

Weighted Average Number of
  Shares outstanding                7,536,660            749,400




See accompanying notes to these financial statements.

              ALEXANDER MARK INVESTMENTS (USA), INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                          (In Thousands)

                                          Three Months Ended
                                               July 31,
                                              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                   $        466.5    $     (665.8)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
 Depreciation and amortization                 98.6              -
 (Gain) loss on disposal of assets             14.5              -
 Non cash transactions for services        (4,040.0)             -
 Write-off of Distribution Rights           2,107.3              -
 Change in assets and liabilities
 Accounts receivables                         195.5         (113.0)
 Inventory                                    187.5         (122.2)
 Accounts payable and accrued
  expenses                                    536.6          238.2
 Net  cash used by operating
  activities                                 (433.5)        (662.7)

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment          (12.9)        (965.1)
 Purchases of marketable securities                -        (458.1)
 Net  cash used by investing
  activities                                  (12.9)      (1,423.2)

CASH FLOW FROM FINANCING ACTIVITIES:
 Sale of common stock                              -       2,319.6
  Net cash provided (used) by financing
   activities                                      -       2,319.6

NET INCREASE (DECREASE) IN CASH               (446.4)        233.6

CASH AT BEGINNING OF PERIOD                  1,911.7            -

CASH AT END OF PERIOD                      $ 1,465.3     $    233.6

SUPPLEMENTAL INFORMATION:
 Cash paid for  interest                   $    71.1     $      6.1


See accompanying notes to these financial statements.

              ALEXANDER MARK INVESTMENTS (USA), INC.
                  SCHEDULE OF NONCASH ACTIVITIES
                            (UNAUDITED)
                          (IN THOUSANDS)

                                          Three Months Ended
                                               July 31,
                                              1997             1996

During the period, Meteor
 expensed the Distribution Rights
 to DigiPhone                               2,107.3          -

During the period, Meteor
 sold software in exchange
 for common stock and long-term note       (4,040.0)         -


During the period, Meteor
 issued shares in settlement
 for rent obligations for
 property previously occupied
 by Telecredit Telekommunicaitons
 GmbH                                    (318.4)             -


                  ALEXANDER MARK INVESTMENTS (USA), INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)



Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1997. The results of the operations for the three-month period ended July 31, 1997 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1998.

The consolidated financial statements include the accounts of the Company and the majority owned company, Meteor Technology, plc. ("Meteor") The April 30, 1997 adjusted balance sheet consolidates numbers from the April 30, 1997 Audited Financial Statements of the Company and the May 31, 1997 adjusted Audited Financial Statements of Meteor Technology, plc. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. The accumulated deficit increase represents the portion of earnings recognized in the first quarter and the currency translation adjustment.

The Meteor financial presentation is based on the accounting rules of the United Kingdom. The balance sheet reflects adjustments to present financial statements per US GAAP accounting rules. The adjustments included presenting current assets first on the balance sheet, reclassing creditors payable due within one year to the liability section from the current asset section, reclassing creditors payable greater than one year to notes payable, and combining reserve amount and profit and loss account into retained earnings. The assets and liability amounts were not changed.

The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31 and their last six month
Interim Financials were issued for November 30, 1996. The three month results for the period ending July 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.

The financial statements reflect the 43 per cent minority interest in the outstanding voting share capital of Meteor not owned by the Company. The minority interest is based on the proportioned share of the consolidated net assets of Meteor on a historical basis.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at July 31, 1997 and April 30, 1997, one pound equals $1.64 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended July 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This is the first quarter which includes the operating results arising from the investment in Meteor Technology, plc completed and announced in May, 1997. The financials reflect this transaction as a pooling of interest.

The financials reflect activities as if the transaction had occurred on May 1, 1997 and operating revenues were received during the three months ended July 31, 1997 and 1996 except as noted above. For the three months ended July 31, 1997, revenues were $5,605,400 ($382,000 in 1996) and income before tax was $466,500 compared to a $665,800 loss for the three months ended July 31, 1996. This includes a sale of software rights for
$4,040,000 and a write-off of DigiPhone distribution rights for $2,107,300.

Liquidity and Capital Resources


The  Registrant  has  met its shortfall of funds  from  operations
during   prior   periods  by  the  sale  of  its  majority   owned
subsidiaries  assets,  and by borrowing  from  its  Directors  and
companies  affiliated  with  its  Directors.   Net  cash  used  by
operating  activities for the quarter was $751,800  ($662,700)  in
1996).    Net  cash  used  by  investing  activities  was  $12,900
($1,423,200 in 1996) and by financing activities was $318,400 ($2,319,600 in 1996).

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Company conducts its activities through Meteor Technology plc which it expects to be able to fund its liquidity needs from its operations. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

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


          (b)  Reports on Form 8-K

               Report dated May 15, 1997 with amendments.

               Report dated May 20, 1997 with amendments.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                ALEXANDER MARK INVESTMENTS  (USA),
                                        INC.
                                             (Registrant)



                              By:  /s/ Daniel Wettreich
                                  DANIEL WETTREICH, PRESIDENT

Date: September 15, 1997