Form 10QSB
period 1997-10-31
ALEXANDER MARK INVESTMENTS USA INC
filed 1997-12-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      X Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1997

      Transition report under Section 13 or 15 (d) of the Exchange
Act

     For the transition period from ___________to __________

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


      (Former Name, Former Address and Former Fiscal Year, if Ch anged Since Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
X Yes      __ No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

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

               ALEXANDER MARK INVESTMENTS (USA), INC.
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED BALANCE SHEETS
                           (In Thousands)

                               ASSETS

October 31,1997 April 30, 1997
                                                       (Unaudited)
(Audited/Adjusted)

 Current Assets:
  Cash                                                 $ 1,383.3                                    $  1,450.4

 Securities held for sale                834.3              812.1

 Accounts & Notes Receivable             368.8              358.9

 Inventory                               115.1              112.1



   Total Current Assets              $ 2,701.5          $ 2,733.5

 Property and Equipment:
  Net of $132,910 and
  $131,157 accumulated
  depreciation at October 31,
  1997 and April 30, 1997,
   respectively                          397.1              386.6

    Total Assets                    $  3,098.6         $   3,120.1

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts & notes payable          $  2,055.3          $ 2,133.4

     Total current liabilities         2,055.3           2,133.4

  Notes payable                          892.7              867.6

  Minority interest                       66.0               53.1

       Total   liabilities                 $    3,014.0          $
3,054.1

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000
   shares authorized;  7,536,680 and
   749,400 shares issued at October
   31, 1997 and April 30, 1997,
    respectively                           .1                 .1
Additional paid in capital            5,614.7            5,488.7

Less treasury stock, 684 shares
   at cost                               (1.1)              (1.1)
Retained Earnings                    (5,529.1)          (5,421.7)
                                          84.6               66.0

                                     $ 3,098.6          $3,120.1

See accompanying notes to these financial statements.

                  ALEXANDER MARK INVESTMENTS (USA), INC.

                    CONDENSED STATEMENTS OF OPERATIONS
           (In Thousands, Except for Share and Per Share Data)
                            (UNAUDITED)

                                         Six Months Ended
                                            October 31,
                                    1997               1996


Sales                              $   5,605.4         $   38.2

Cost of Sales                          3,749.6                29.0

Gross Profit                          1,855.8                9.2

Operating Expenses:
Administrative expenses              1,295.3              259.6
Interest Expense                        43.0                3.1

  Total Operating Expenses           1,338.3              262.7

Discontinued Operations                    -            (412.3)

Net Income (Loss)                  $    517.5          $   (665.8)

Net Income (Loss) per share        $    0.07           $  (.89)

Weighted Average Number of
  Shares outstanding                 7,536,660            749,400



See accompanying notes to these financial statements.

              ALEXANDER MARK INVESTMENTS (USA), INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                          (In Thousands)

                                           Six Months Ended
                                             October 31,
                                              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $     517.5   $   (665.8)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
 Depreciation and amortization             72.7              -
 (Gain) loss on disposal of assets         14.5              -
 Non cash transactions for services      (4,040.0)           -
 Write-off of Distribution Rights        2,107.3             -
 Change in assets and liabilities
                                         Accounts receivables                                    195.5
(113.0)
                                         Inventory       187.5                                        (122.2)
                                         Accounts payable and accrued
     expenses                             429.5          238.2
                                         Net cash used by operating
       activities                        (515.5)       (662.8)

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment     (12.9)        (965.1)
 Purchases of marketable securities           -        (458.1)
                                          Net  cash used by investing
activities                               (12.9)        (1,423.2)

CASH FLOW FROM FINANCING ACTIVITIES:
 Sale of common stock                         -        2,319.6
      Net cash provided (used) by
      financing activities                    -        2,319.6

NET INCREASE (DECREASE) IN CASH          (528.4)         233.6

CASH AT BEGINNING OF PERIOD              1,911.7             -

CASH AT END OF PERIOD                    $ 1,383.3     $     233.6

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                  $   71.1      $     6.1


See accompanying notes to these financial statements.
              ALEXANDER MARK INVESTMENTS (USA), INC.
                  SCHEDULE OF NONCASH ACTIVITIES
                            (UNAUDITED)
                          (IN THOUSANDS)

                                           Six Months Ended
                                             October  31,
                                              1997             1996

During the period, Meteor
 expensed the Distribution Rights
 to DigiPhone                               2,107.3          -

During the period, Meteor
 sold software in exchange
 for common stock and long-term note       (4,040.0)         -


During the period, Meteor
 issued shares in settlement
 for rent obligations for
 property previously occupied
 by Telecredit Telekommunicaitons
 GmbH                                    (318.4)                                                 -


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1997. The results of the operations for the six-month period ended October 31, 1997 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1998.

The consolidated financial statements include the accounts of the Company and the majority owned company, Meteor Technology, plc. ("Meteor") The April 30, 1997 adjusted balance sheet consolidates numbers from the April 30, 1997 Audited Financial Statements of the Company and the May 31, 1997 adjusted Audited Financial Statements of Meteor Technology, plc. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. The accumulated deficit increase represents the portion of earnings recognized in the current period and the currency translation adjustment.

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

The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31 and their last six month Interim Financials were issued for November 30, 1996. The six month results for the period ending October 31, 1996 and 1997 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.

The financial statements reflect the 43 per cent minority interest in the outstanding voting share capital of Meteor not owned by the Company. The minority interest is based on the proportioned share of the consolidated net assets of Meteor on a historical basis.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at October 31, 1997 and April 30, 1997, one pound equals $1.67 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended May 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This is the second quarter which includes the operating results arising from the investment in Meteor Technology, plc ("Meteor") completed and announced in May, 1997. The financials reflect this transaction as a pooling of interest.

The financials reflect activities as if the transaction had occurred on May 1, 1997 and operating revenues were received during the six months ended October 31, 1997 and 1996 except as noted above. For the six months ended October 31, 1997, revenues were $5,605,400 ($38,200 in 1996) and income before tax was $517,500 compared to a $665,800 loss for the six months ended October 31, 1996. This includes a sale of the US and Canadian software rights for $4,040,000 and a write-off of DigiPhone distribution rights for $2,107,300 as a part of the cost of sales by Meteor.

Revenues consist primarily of activities of Meteor subsidiaries, the Meteor Payphone and DigiPhone International. Expenses relate to the associated costs of running these operations.

The financial activities of Meteor as reported for the three months ended July 31 versus the six months ended October 31 are the same as Meteor does not have another report due until May 1998 for U.K. purposes.

The  Company  has investigated and concluded that it has  no  Year
2000  issues.   It uses software that is Year 2000  compliant  and
does not require any future adjustments.

Subsequent to the end of the period Camelot, which owns eighty percent of the outstanding share capital of the Registrant, will acquire all the outstanding shares of DigiPhone International, Ltd. from Meteor. As a result of this transaction Camelot will own all the rights to its subsidiaries products and AMI will have no further interest in DigiPhone International. This agreement is conditional on shareholder approval of both Camelot and Meteor. The financial impact on the Registrant is specifically reflected in a Form 8-K filed with the Securities and Exchange Commission which is incorporated by reference.


Liquidity and Capital Resources

The  Registrant  has  met its shortfall of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the six months was $515,500 ($662,700) in
1996). Net cash used by investing activities was $12,900 ($1,423,200 in 1996) and by financing activities was $0 ($2,319,600 in 1996).

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

               Report dated December 3, 1997.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                               ALEXANDER  MARK INVESTMENTS  (USA),
INC.
                                             (Registrant)



                              By:  /s/ Daniel Wettreich
                                   DANIEL WETTREICH, PRESIDENT
                                   Chief Financial Officer



Date: December 3, 1997