Form 10QSB
period 1998-01-31
ALEXANDER MARK INVESTMENTS USA INC
filed 1998-03-16
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB

	(Mark One)

	?Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended January 31, 1998

	?Transition report under Section 13 or 15 (d) of the Exchange
Act

	For the transition period from ___________ to __________

	Commission file number          0-12122

            ALEXANDER MARK INVESTMENTS (USA), INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)


             Colorado       		        84-0601802
	(State or Other Jurisdiction of	(I.R.S. Employer
    	 Incorporation or Organization)	 Identification No.)

           2415 Midway Road, Suite 121, Carrollton, Texas  75006
(Address of Principal Executive Offices)


                   (972) 733-3005
(Issuer's Telephone Number, Including Area Code)


		17770 Preston Road, Dallas, Texas  75252
	(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
?Yes	?No
	APPLICABLE ONLY TO ISSUERS INVOLVED IN
	BANKRUPTCY PROCEEDINGS DURING THE
	PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
?Yes	?No

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

Item 1.  Financial Statements

	CONDENSED BALANCE SHEETS
	(In Thousands)

	ASSETS


						                          January 31, 1998 April 30, 1997
					                             (Unaudited) (Audited/Adjusted)

	Current Assets:
		Cash	                    $         1,352.7      $  1,450.4

	Securities held for sale		815.9		812.1

	Accounts & Notes Receivable	 	112.6	 	358.9

	Inventory	 	360.6	 	112.1



			Total Current Assets	 $	2,641.8	 $	2,733.5

	Property and Equipment:
		Net of $132,910 and
		$131,157 accumulated depreciation
		at October 31, 1997 and April 30,
   1997, respectively		388.3		386.6

				Total Assets	$   3,030.1		$   3,120.1

	LIABILITIES AND STOCKHOLDERS' EQUITY

	Current Liabilities:
		Accounts & notes payable		$   2,010.3	 $  2,133.4

					Total current liabilities	 	2,010.3	 	2,133.4

		Notes payable		873.0		867.6

		Minority interest		64.5		53.1

					Total liabilities	 	$  2,947.8		$   3,054.1

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000
  shares authorized;  7,536,680 and
  749,400 shares issued at October
  31, 1997 and April 30, 1997,
  respectively		.1 		.1
Additional paid in capital		5,445.5 		5,488.7

Less treasury stock, 684 shares
 at cost		(1.1)		(1.1)
Retained Earnings	 	(5,362.2)	 	(5,421.7)
							 	82.3	 	66.0

							 $	3,098.6	 $	3,120.1

See accompanying notes to these financial statements.

	ALEXANDER MARK INVESTMENTS (USA), INC.

	CONDENSED STATEMENTS OF OPERATIONS
	(In Thousands, Except for Share and Per Share Data)
(UNAUDITED)


						Nine Months Ended
								January  31,
							1998    		1997


Sales		$	  5,529.8 	$	38.2

Cost of Sales		    3,699.0		       29.0

Gross Profit		1,830.8		  9.2

Operating Expenses:
	Administrative expenses		1,278.1		259.6
	Interest Expense		42.4		3.1

		Total Operating Expenses		1,320.5		262.7

	Discontinued Operations		-		(412.3)

Net Income (Loss)	$	510.3	$	   (665.8)

Net Income (Loss) per share	$	0.07 	$	(.89)

Weighted Average Number of
  Shares outstanding		   7,536,660	 	749,400










See accompanying notes to these financial statements.

ALEXANDER MARK INVESTMENTS (USA), INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Nine Months Ended
		January  31,
						   1998     	      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)		$     510.3		$   (665.8)
	Adjustments to reconcile net income (loss)
		to net cash from operating activities:
	Depreciation and amortization		87.0		-
	(Gain) loss on disposal of assets		17.2		-
	Non cash transactions for services		(4,040.0)		-
	Write-off of Distribution Rights		2,107.3		-
	Change in assets and liabilities
			Accounts receivables		191.2		(113.0)
			Inventory		183.3		(122.2)
			Accounts payable and accrued expenses		439.6		238.2
				Net cash used by operating
        activities		(504.1)		(662.8)

CASH FLOW FROM INVESTING ACTIVITIES:
	Purchases of property and equipment		12.63		(965.1)
	Purchases of marketable securities		-		(458.1)
			Net cash used by investing activities		12.63		(1,423.2)

CASH FLOW FROM FINANCING ACTIVITIES:
	Sale of common stock		 -		2,319.6
			Net cash provided (used) by financing
    activities		-		2,319.6

NET INCREASE (DECREASE) IN CASH		(516.7)		233.6

CASH AT BEGINNING OF PERIOD		1,869.4		-

CASH AT END OF PERIOD		$ 1,352.7		$ 233.6

SUPPLEMENTAL INFORMATION:
	Cash paid for interest		$        71.1		$           6.1


See accompanying notes to these financial statements.

ALEXANDER MARK INVESTMENTS (USA), INC.
SCHEDULE OF NONCASH ACTIVITIES
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
		January  31,
						   1998     	      1997

During the period, Meteor
	expensed the Distribution Rights
	to DigiPhone		   2,107.3		-

During the period, Meteor
	sold software in exchange
	for common stock and long-term note		  (4,040.0)		-


During the period, Meteor
 issued shares in settlement
 for rent obligations for
 property previously occupied
 by Telecredit Telekommunicaitons
 GmbH		(318.4)			-

	ALEXANDER MARK INVESTMENTS (USA), INC.

	NOTES TO CONDENSED FINANCIAL STATEMENTS
	(UNAUDITED)



Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1997. The results of the operations for the nine-month period ended January 31, 1998 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1999.

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

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at January 31, 1998 and April 30, 1997, one pound equals $1.63 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended May 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.


Item 2.	Management Discussion and Analysis of Financial Condition and
Results of Operations

This is the second quarter which includes the operating results arising from the investment in Meteor Technology, plc ("Meteor") completed and announced in May, 1997. The financials reflect this transaction as a pooling of interest.

The financials reflect activities as if the transaction had occurred on May 1, 1997. For the nine months ended January 31, 1998, revenues were $5,529,800 ($38,200 in 1997) and income before tax was $510,300 compared to a $665,800 loss for the nine months ended January 31,
1997.   This includes a sale of the US and Canadian software rights for $4,040,000 and a write-off of DigiPhone distribution rights for $2,107,300 as a part of the cost of sales by Meteor.

Revenues consist primarily of activities of Meteor subsidiaries, the Meteor Payphone and DigiPhone International. Expenses relate to the associated costs of running these operations.

The financial activities of Meteor as reported for the nine months ended January 31 versus the six months ended October 31 are the same as Meteor does not have another report due until May 1998 for U.K. purposes.

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


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $504,100 ($662,800 in 1997). Net cash used by investing activities was $12,630 ($1,423,200 in 1997) and by financing activities was $0 ($2,319,600 in 1997).

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

			Report dated December 12, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




						 ALEXANDER MARK INVESTMENTS(USA), INC.
							          (Registrant)



						By:  /s/ Daniel Wettreich
                      	    			DANIEL WETTREICH, PRESIDENT




Date:  March 16, 1998





1

2