Form 10KSB/A
period 1998-03-31
WINCROFT INC
filed 1998-05-29
CIK 726435

28





             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended 1998

     [ ] Transition report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (No fee required)

     For the transition period from                  to

     Commission file number          0-12122
                           WINCROFT, INC.
           (Name of Small Business Issuer in Its Charter)

                  ALEXANDER MARK INVESTMENTS (USA), INC.
                        (Previous Name )

  Colorado                                      84-0601802
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)              Identification No.)

Elthorne Gate, 64 High Street, Pinner Middlesex, England  HA5 5QA
(Address of Principal Executive Offices)               (Zip Code)

                       (011441) 81 429 7319
          (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 1998 were $4,434. The aggregate market value of the common shares held by non-affiliates was $6,672,712 as of May 20, 1998.

The number of shares outstanding of the Registrants common stock no par value was 5,140,100 at May 19, 1998.

Documents Incorporated by reference:  NONE

                             PART 1
Item 1.   Business

Wincroft, Inc. ("Registrant" or "the Company") is a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Its trading activities commenced on March 31, 1998 though the acquisition of VideoTalk a videoconferencing system for the Internet. The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Chairman and Chief Executive Officer of the Company. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. VideoTalk will operate in the background while not detracting from the PC's ability to run other software programs simultaneously. It uses a PCI plug and play card that provides high quality audio and video while achieving extremely low processing load. VideoTalk does not require a sound card or a video capture card and allows communication over the Internet with only a 28.8 kbps modem.

The Company's new management intends to enter into discussions with PC manufacturers regarding the licensing of VideoTalk for inclusion with forthcoming platforms, and will market the product to governmental entities, larger and medium size corporations, and value-added resellers.

The Company was organized in Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities.

Acquisition and Divestments History

The Company restructured during 1986 with unrealizable assets being written off and the name of the Registrant being changed to Apache Resources Limited. Subsequently, the Company changed its name to Danzar Investment Group, Inc. and formed, developed and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., WorthCorp, Inc., Forme Capital, Inc., and Whitehorse Oil and Gas Corporation, Inc. Following these distributions the Company had no investments in these companies. From 1988 to 1997 the Company had no business activities. Following a change in the Registrants name to Alexander Mark Investments (USA), Inc., the Company in May 1997 acquired a controlling interest in a U.K. public company, Meteor Technology, plc. of which Mr. Daniel Wettreich, the then President of the Company, was an officer and director. Mr. Wettreich is also an officer and director of Camelot Corporation which became the controlling shareholder of the Registrant at that time. On 20th March, 1998, Camelot Corporation transferred 51% of the outstanding shares in the Company to Forsam Venture Funding, Inc., a company affiliated with Mr. Wettreich. On 23rd March, 1998, the Company disposed of its sole asset being its shareholding in Meteor Technology, plc for $59,573. On 31st March 1998, the Company entered into an agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to purchase at

Third Planet's historical cost all rights, title and interest to VideoTalk for $7,002,056 payable by the issuance of common and preferred shares in the Registrant and a Promissory Note in the amount of $2,000,000. The purchase was conditional upon shareholder approval of the transaction and the completion of the acquisition of the majority of the outstanding stock of the Registrant by Mr. Jason Conway. These transactions were approved by shareholders on May 18, 1998 as well as the approval of a 100 for 1 forward stock split to increase the number of shares outstanding and various amendments to the Articles of Incorporation amongst other things.

The Company now employs Mr. Conway on a full time basis as Chairman and Chief Executive Officer.

Item 2.   Properties

Registrant leases 300 square feet of office space on a month-to-month basis for $500 per month at Elthorne Gate, 64 High Street, Pinner, Middlesex HA5 5QA, England.

Item 3.   Legal Proceedings

There  are  no  proceedings  to which any  director,  officer  or
affiliate  of  the  Registrant,  or  any  owner  of  record   (or
beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

On 18th May, 1998, subsequent to the financial period, a shareholders meeting was held ratifying the appointment of auditors for the fiscal year ended March 31, 1998, approving the amendments of the Articles of Incorporation to change the Company name to Wincroft, Inc., approving a 100 for 1 forward stock split to increase the number of common shares outstanding without effecting the stated value of the common shares, approving the amendment to the Articles of Incorporation to create Preferred Shares, approving the transfer of control of the Company to Jason Conway, approving the issuance of common and preferred stock along with the Promissory Note to acquire the VideoTalk product, and ratifying all actions of the previous officers and directors of the Company.

No   matters were submitted to a vote of security holders  during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.   Market for Registrant's Common  Equity  and  Related
Stockholder Matters

Registrant's Common Stock, no par value is traded over the counter (OTC BB:WINN) and the market for the stock has been relatively inactive. The range of low and high bid quotations (adjusted for 100 for 1 forward split on 18th May, 1998) for each calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation

Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions. The Company's fiscal year end was 30th April and was changed to 31st March in 1998.

                             Bid              Ask
  Quarter Ending

  April 30, 1996       .000156                  .25
  July 31, 1996        .000156                  .25
  October 31, 1996     .000156                  .25
  January 31, 1997     .000156                  .25
  April 30, 1997       .000156                  .25
  July 31, 1997        .000156                  .25
  October 31, 1997     .000156                  .25
  January 31, 1998     .000156                  .03
  March 31, 1998       .000156                  .03

The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock, except for those options described in Item 11.

As of 18th May, 1998 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item  6.     Management's  Discussion and Analysis  of  Financial
Condition and Result of Operations

On 9th May, 1997, the Company acquired 4,072,798 (post-reverse split) shares in Meteor Technology, plc ("Meteor") from the Company's then President Mr. Daniel Wettreich in exchange for 6,787,998 restricted common shares in the Company. At the time of acquisition such Meteor shares represented 57% of the then outstanding shares in Meteor, which subsequently were diluted by additional share issuances by Meteor to approximately 41% of the issued share capital of Meteor. During the financial year comprising the eleven (11) months ending March 31, 1998, the Company's investment in Meteor represented its sole asset, and the Company has elected to treat such asset as an investment in its year end financial statements. On 23rd March, 1998, the Company disposed of its shareholding in Meteor in two transactions. The Company sold 2,940,000 Meteor shares to Forsam Venture Funding, Inc., a company affiliated with its then President Mr. Daniel Wettreich for $43,000 of 8% Preferred Shares in Forsam Venture Funding, Inc. The balance of the Meteor shares were sold to Abuja Consultancy, Ltd. for $16,817 cash. The profit from the sale of these securities was $45,997. Other than the acquisition and subsequent disposal of the shares in Meteor the Company had no operations in the period ended March 31, 1998. The Company also made a profit for the period of $4,434 from the write off of an affiliated advance.

During  the  year  ended  April  30,  1997,  Registrant  had   no
operations resulting in a net loss of $-0-.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. During the period ended March 31, 1998, the Registrant issued shares for the acquisition of Meteor shares which investment was subsequently sold resulting in an increase in cash of $16,817.

The Registrant's needs for liquidity principally relate to legal fees and its obligations for its SEC reporting requirements, the minimal requirements for record keeping and for marketing efforts for VideoTalk. Registrant will seek to raise funds by way of private placement of common or preferred shares to provide working capital and for marketing. Management believes that license fees received from VideoTalk will generate revenues and cash flow towards the end of the current financial period.
Registrant has no plans for significant capital expenditures during the next twelve months. Management believes that cash provided by financing activities and licensing fees together with the present level of cash resources available to the Registrant will be sufficient for its needs over the next twelve months. There are no known trends demands, commitments or events that would result in or that is reasonably likely to result in the Company's equity increasing or decreasing in a material way other than the potential use of cash resources in the normal course of business or additional fund raising.

Item 7.    Financial Statement and Supplementary Data

Independent Auditor's Report

Financial Statements for March 31, 1998 and April 30, 1997

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

                   LARRY O'DONNELL, CPA, P.C.
       2280 South Xanadu Way, Suite 370, Aurora, CO  80014


Board of Directors and Shareholders
Wincroft, Inc.


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Wincroft, Inc., as of March 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the eleven months ended March 31, 1998 and the year ended April 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 1998, and the results of its operations and its cash flows for the eleven months ended March 31, 1998 and the year ended April 30, 1997 in conformity with generally accepted accounting principles.



Larry O'Donnell, CPA, P.C.
May 21, 1998

                         WINCROFT, INC.
                          BALANCE SHEET

                                              March 31, 1998

ASSETS

  Cash                                           $     16,584
  Non marketable securities                            43,000
  Investment in VideoTalk                           7,002,056

TOTAL ASSETS                                     $  7,061,640


LIABILITIES AND STOCKHOLDERS' EQUITY

Loan Note                                        $  2,000,000

   TOTAL LIABILITIES                             $  2,000,000

Stockholders' Equity (Deficit):
 Common stock; 75,000,000
   Shares authorized
   No par value; ($0.002 stated value)
   5,140,100 issued and
   outstanding on March 31, 1998                       10,280
Preferred stock, 25,000,000
   Shares authorized $.01
   par value; 5,000 issued and
   outstanding on March 31, 1998                           50
Additional Paid in Capital                          5,888,243
Retained Earnings (Deficit)                          (835,800)
Treasury  Stock (7,496,223 shares at cost)             (1,133)

   TOTAL STOCKHOLDERS' EQUITY                       5,061,640

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $   7,061,640

The accompanying notes are an integral part of these financial statements.

                         WINCROFT, INC.
                     STATEMENT OF OPERATIONS

                              Eleven (11) Months  For the year ended
                              ended
                              March 31, 1998      April 30, 1997

Revenue
Revenue                          $    -0-          $   -0-
Accounts and Advances Write-off     4,434              -0-
    Total Revenue                   4,434              -0-

Expenses
General and Administrative             299             ---
    Total Expenses                    (299)            ---

Profit from sale  of Securities     45,997             ---

Income (Loss) Before Provision
    for Income Taxes             $  50,132         $   ---
Provision for Income Taxes              -0-            -0-

Net Income (Loss) From
    Operations                      50,132             ---
Basic Income (Loss) Per Share          ----            ---
    Weighted Average Number of
     Shares Outstanding          7,576,522       37,507,629

                                 WINCROFT, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the 11 month period ending March 31, 1998 and the years ended April 30, 1997

                         Preferred              Common
                           Stock                Stock
                           Shares    Amount     Shares      Amount

Balance April 30, 1996            0        0    74,940,317   $ 9,481

Net Profit for Year
Ended April 30, 1997              0        0             0         0

Balance April 30, 1997            0        0       749,400     1,499
Acquisition of Meteor
Technology Shares                 0        0     6,787,998  $ 13,576
Retirement of Shares
for nil consideration             0        0   (7,495,539)         0

Rounding                                                    ($6,851)
Adjustment for 100-1
forward stock split               0        0     4,112,100     8,224

Acquisition of                5,000      $50     1,028,000    $2,056
VideoTalk

Net Profits for 11
months ended March 31,            0        0             0         0
1998

Balance March 31, 1998        5,000      $50     5,140,100    10,280
The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the 11 month period ending March 31, 1998 and the years ended April 30, 1997

                         Additional     Retained      Treasury      Total
                           Paid-In      Earnings       Stock    Stockholders'
                            Capital     Deficit        Amount      Equity

Balance April 30, 1996      $873,216    $ (885,932)   $ (1,133)    $ (4,368)

Net Profit for Year
Ended April 30, 1997               0              0           0            0

Balance April 30, 1997       881,198      (885,932)   $ (1,133)    $ (4,368)
Acquisition of Meteor
Technology Shares                  0              0           0    $  13,576

Retirement of Shares
for nil consideration              0              0           0            0

Rounding                       7,095                                     244
Adjustment for 100-1
forward stock split                0              0           0            0

Acquisition of            $4,999,950              0           0   $5,002,056
VideoTalk

Net Profits for 11
months ended March 31,             0        $50,132           0      $50,132
1998

Balance March 31, 1998     5,888,243      (835,800)   $ (1,133)   $5,061,640

                          WINCROFT, INC.
                     STATEMENTS OF CASH FLOWS

                                  Eleven (11) Months For the year ended
                                  ended
                                  March 31, 1998     April 30,1997

CASH FLOWS FROM OPERATING
    ACTIVITIES
  Income (Loss) from Operations      $    50,132     $    -0-

Adjustments to reconcile net income
  to net cash received from
  operation activities:
           Accounts write off             (4,190)         -0-
           Profit from sale of securities (45,997)

NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                     (55)    $    -0-

NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                      -0-
      Proceeds from sale of securities     16,573         ---

CASH FLOWS FROM FINANCING
    RESOURCES                            ---              ---

NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                 ---         $    ---

INCREASE (DECREASE) IN CASH           16,518              ---

BEGINNING CASH BALANCE                    66               66

ENDING CASH BALANCE                   16,584              66
Schedule of Noncash Investing and Financing Activities for the
eleven months ended March 31, 1998

Common Stock issued to acquire investment            $13,576

Acquisition of VideoTalk through issuance of:
   Common and preferred stock        5,002,056
   Promissory note                   2,000,000

Sale of investment for nonmarketable securities        43,000

The accompanying notes are an integral part of these financial statements.

                         WINCROFT, INC.
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 1998 and April 30, 1997


     NOTE A: Summary of Significant Accounting Policies

             Organization and Principles of Consolidation

             The Company was organized in May, 1980, as part of a quasi-reorganization of Colspan Environmental Systems. At present, the Company has no subsidiaries and is operating at a reduced level. On 18th May, 1998, the Registrant held a shareholders meeting, at which the shareholders approved resolutions to ratify the appointment of auditors for the fiscal year ended March 31, 1998, to amend the Articles of Incorporation to change the Company's name to Wincroft, Inc., approved a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, approved the amendment to the Articles of Incorporation to create Preferred Shares, approved the transfer of control of the Company to Jason Conway, approved the issuance of common and preferred stock along with a Promissory Note to acquire the VideoTalk product, and ratified all previous actions of the officers and directors of the Company. The financial statements reflect the VideoTalk transaction as unconditional.

             Basic Earnings per Common Share

             Effective December 15, 1997, the Registrant adopted FAS128 regarding the earnings per share calculations. The statement requires the replacement of primary earnings per share with basic earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. A diluted earnings per share is also presented which is computed by increasing the average number of common shares outstanding by the number of additional shares that would be outstanding if the options outstanding had been exercised.

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

             Capital Stock

             The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of May 19,
             1998. The number of common shares issued and outstanding are 5,140,100, no par value at March 31, 1998 (post forward split) and 5,000 $0.01 par value preferred shares as a result of the shareholders approval at the meeting held May 18, 1998.

             The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes. All shares of the Company's Preferred Stock have a preference
             over   the   Common  Stock  in  the  event   of
             liquidation or similar action. The Board of Directors of the Company are authorized to create series of Preferred Shares designating the rights as a result of the amendments approved by the shareholders at the meeting held May 18, 1998. The preferred shares have no voting rights.

             Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting
             period.   Actual  results  differ   from   the
             estimates.

     NOTE B: Income Taxes

             From inception through March 31, 1998, the Company has incurred approximately $881,797 in net operating losses. Although realization of the tax benefits of these net operating losses is not assured, recognition has been given to the current tax benefits; no taxes have been accrued. The expiration dates for the net operating loss carry forwards are from 1998 through 2004. Use of these net operating loss carry forwards is dependent on future taxable income.

             The  income  tax expense for the eleven  months
             ended  March  31,  1998  has  been  reduced  by
             $7,500   by   utilizing  net   operating   loss
             carryovers.

     NOTE C: Stock Options

             On May 18, 1998, two directors of the Company were granted stock options to purchase up to 10,000 each of newly issued shares of the Company at a price of $3.00 per share, expiring no earlier than ten years from the date of grant.

     NOTE D: Related Party Transactions

             On May 15, 1997, the then President of the Company, Daniel Wettreich subscribed for 6,787,998 common shares and on May 20, 1997 he exchanged 6,029,921 of those shares for common shares in Adina, Inc. Adina exchanged those shares for Preferred shares in Camelot
             Corporation which then had control of the Registrant. On 20th March, 1998, Camelot transferred 51% of the then outstanding shares in the Registrant to Forsam Venture Funding, Inc. Mr. Wettreich is an officer and director of Camelot, Adina and Forsam. On March 31, 1998 Forsam Venture Funding, Inc. surrendered 7,495,539 shares to the Company for the treasury and they are no longer outstanding. The Company did not pay Forsam Venture Funding, Inc. any compensation for the surrendering of the shares. The 6,686,998 shares subscribed by Daniel Wettreich on May 15, 1997 were exchanged for shares he owned of Meteor Technology, plc ("Meteor"). The investment in Meteor was valued at $13,576 which equaled the stated value of the subscribed shares. The Company's holding in Meteor was sold on March 23rd, 1998 for $59,573 resulting in a gain of $45,997. Because the Company's holding in Meteor was temporary, the results of Meteor's operations were not recognized or disclosed in the Company's financial statements.

             On March 31, 1998, Forsam Venture Funding, Inc. entered into a conditional contract to sell all its Shares in Registrant to Mr. Jason Conway for an undisclosed sum. On 18th May, 1998 with the shareholders approval, the conditional contract closed, Mr. Daniel Wettreich resigned as a director and officer of Registrant as did all the other directors and officers, and Mr. Conway was appointed a director, and Chief Executive Officer of Registrant.

             On March 31, 1998, Registrant entered into a conditional agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to acquire the VideoTalk product for Third Planet Publishing, Inc.'s cost of $7,002,056 payable by way of the issuance of common stock, preferred stock and a Promissory Note. This transaction required shareholder approval which was forthcoming 18th May, 1998. The note bears interest at 10% and is due March 31, 2003.

             For the eleven (11) months ending March 31, 1998 and the year ended 30th April, 1997 the Company incurred stock transfer fees to a Company associated with Mr. Wettreich, the
             previous  President  of  the  Company  in   the
             amounts of $814 and $9,573, respectively. Such amounts were written off in the period ended March 31, 1998.

             During the year ending 30th April, 1995 a Company associated with Mr. Wettreich the previous President of the Company, advanced $300 to the Company, and such amount was written off during the period ending March 31, 1998.

     Item 8. Disagreements on Accounting and Financial
     Disclosures

             A Form 8-k dated May 12, 1998 was filed to report a change in accountants. There has not been a filing to report a disagreement on any matter of accounting principle or financial statement disclosure, within 24 months of the date of the most recent statements.

                            PART III

     Item 9. Directors and Executive Officers of the
     Registrant

     The following persons serve as Directors and/or
     Officers of the Registrant:

     Name            Age   Position     Period Served  Term
     Expires

     Jason Conway    30    President,   May 1998       Next
                           Treasurer                   Annual
                           Director                    Meeting

     Duncan James    38    Director     May 1998       Next
                                                       Annual
                                                       Meeting

     Jeffrey Graham  51    Director     May 1998       Next
                                                       Annual
                                                       Meeting

     Jason Conway

     Jason Conway is a Director, Chairman and Chief Executive Officer of the Company since May 1998. He was a Director of Meteor Technology plc a U.K. software and telecommunications public company from 1996 to March 1998 where he was responsible for the worldwide marketing of computer videoconferencing and Internet software. He was previously from 1989 an executive with National Car Parks, the largest car park company in the UK culminating in his appointment as a Regional Director in 1995. He is a Chartered Surveyor and has a Bachelor of Science in Estate Management from South Bank University in London.

     Duncan F. James

     Duncan F. James is a Director of the Company since May 1998. He is the principal of Duncan James Computer Consultants, an independent computer systems consultancy business since March 1998. Previously he was Manager of Technology for DigiPhone International Limited since October 1996. He was a Lecturer in Computer Science and Communications with Middlesex University, London, England from October 1994 and previously he was Operations Manager for Ahead of Our Time Records Limited an independent record label. He has a Bachelor of Science in Applied Computing from Middlesex University in the U.K.

     Jeffrey M. Graham

     Jeffrey M. Graham is a Director of the Company since May 1998. He is Principal of Hadley & Co, a firm of Chartered Accountants in London, England that he founded in 1993. From 1985-1991 he was Senior Executive Director responsible for Finance & Administration at Sumitomo Finance International, the UK based global investment banking and capital markets subsidiary of The Sumitomo Bank of Japan. From 1979-85 he was Chief Accountant then Operations Manager at Sumitomo Finance. Previously from 1976 he was UK Financial Controller for Carrier Corporation. From 1972-76 he was a Senior Corporate Finance Executive at Keyser Ullmann, the investment banking house now part of Charterhouse Bank, having previously worked for Price Waterhouse, London as an auditor. He holds a Bachelor of Science in Economics from University College London, qualified as a Chartered Accountant in 1970, and has been a Fellow of the Institute of Chartered Accountants in England and Wales since 1979.

     Item 10.  Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 1998. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

     Duncan James and Jeffrey Graham, directors have been granted 10,000 ten year options each to acquire shares at an exercise price of $3 per share.

     Item 11.   Security Ownership of Certain Beneficial  Owners and
                Management

     The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of May 18, 1998, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (3 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

     Name and Address of        Amount and Nature of     Percent
     Beneficial Owner           Beneficial Ownership    of Class

     Jason Conway                        2,000,000         38.9%
     Elthorne Gate, 64 High Street
     Pinner, Middlesex HA5 5QA,England

     Duncan James                           10,000 (1)      0.0%
     34 Charteris Road, Finsbury Park,
     Islington, London N4 3AB, England

     Jeffrey Graham                       10,000 (2)        0.0%
     69 Cat Hill
     Barnet, Herts, EN4 8HP, England

       All Officers and Directors as    2,020,000 (1)(2)   38.9%
               a group (3 persons) (1)(2)

     Abuja Consultancy, Ltd.             600,000          11.67%
     Oceanic House
     P.O. Box 107
     Duke Street
     Grand Turk
     Turks & Caicos Islands

     Mick Y. Wettreich                  1,500,000 (3)     29.18%
     34 Monarch Ct.
     Lyttleton Road
     London England  N2ORA

     Third Planet Publishing, Inc.      1,028,000         19.99%
     2415 Midway Road
     Suite 121
     Carrollton, Texas  75006

     (1) Includes 10,000 options granted to Duncan James, which options are not exercised.

     (2) Includes 10,000 options granted to Jeffrey Graham, which options are not exercised.

     (3) Includes    600,000   shares   owned    by    Abuja
         Consultancy, Ltd. which is affiliated with Mick  Y.
         Wettreich.

     Item 12. Certain Relationships and Related Transactions

     On May 15, 1997, the former President of the Company, Daniel
     Wettreich, subscribed for 6,787,998 restricted common shares of the Registrant in exchange for 40,727,988 ordinary shares
     of   Meteor   Technology,   plc   a   UK   public   company.
     Subsequently,  6,029,921  of  the  restricted  shares   were
     exchanged by Mr. Wettreich  for restricted common shares  in
     Adina,  Inc.  Adina then subscribed for 53,811,780 Preferred
     Shares, Series J of Camelot Corporation paying for them with
     6,029,921 common shares of the Registrant.

     On  20th  March, 1998, Camelot transferred 51% of  the  then outstanding  shares  in  the Registrant  to  Forsam  Venture
     Funding,  Inc.  Mr. Wettreich is an officer and director  of
     Camelot, Adina and Forsam. On March 31, 1998 Forsam  Venture
     Funding,  Inc. surrendered 7,495,539 shares to  the  Company
     for  the  treasury and they are no longer outstanding.   The
     Company  did  not  pay  Forsam  Venture  Funding,  Inc.  any
     compensation for the surrendering of the shares.

     On March 31, 1998, Forsam Venture Funding, Inc. entered into a  conditional contract to sell all its Shares in Registrant to  Mr.  Jason Conway for an undisclosed sum.  On 18th  May,
     1998   with   the  shareholders  approval,  the  conditional
     contract closed, Mr. Daniel Wettreich resigned as a director and officer of Registrant as did all the other directors and officers, and Mr. Conway was appointed a director, and Chief
     Executive Officer of Registrant.

     On  March  31,  1998, Registrant entered into a  conditional agreement with Third Planet Publishing, Inc., a wholly owned subsidiary  of Camelot Corporation to acquire the  VideoTalk
     product   for  Third  Planet  Publishing,  Inc.'s  cost   of
     $7,002,056  payable by way of the issuance of common  stock,
     preferred  stock  and a Promissory Note.   This  transaction
     required  shareholder  approval which was  forthcoming  18th
     May,  1998.  The note bears interest at 10% and is due March
     31, 2003.

     For the eleven (11) months ending March 31, 1998 and the year ended 30th April, 1997 the Company incurred stock transfer fees to a Company associated with Mr. Wettreich, the previous President of the Company in the amounts of $814.50 and $9,573, respectively. Such amounts were written off in the period ended March 31, 1998.

     During the year ending 30th April, 1995 a Company associated with Mr. Wettreich the previous President of the Company, advanced$300 to the Company, and such amount was written off during the period ending March 31, 1998.

                                 PART IV

     Item 13.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K

     The following financial statements are included in Part
     II, Item 8 of this report for the period ended March
     31, 1998:

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

     Exhibits included herein:

      3(a)  Articles of
            Incorporation:  Incorporated by reference to Registration
            Statement filed on Form 10, May  10,  1984;
            File No. 0-12122

      3(b)  Bylaws:  Incorporated by Reference as immediately above

      22(a) Subsidiaries:   NONE

      Reports on Form 8-K
      Report dated May 15, 1997 reporting Item 2 and 7 and amendments.
      Report dated May  20, 1997 reporting Item 2 and 7 and amendments.
      Report dated May 12, 1998 reporting Item 4.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     WINCROFT, INC.
           (Registrant)


     By: /s/ Jason Conway
        Jason Conway, Chairman, Chief Executive Officer,
     and President

     Date:     May 26, 1998

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By:  /s/ Jason Conway
          Jason Conway, Director; Chairman and
         Chief Executive Officer, and President,
          (principal executive officer); Treasurer
          (principal financial and accounting
          officer)


     Date:  May 26, 1998

     By:  /s/ Duncan James
          Duncan James, Director

     Date:     May 26, 1998


     By:  /s/ Jeffrey Graham
          Jeffrey Graham, Director




