Form 10-Q
period 1998-06-30
WINCROFT INC
filed 1998-08-12
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

     oTransition report under Section 13 or 15 (d) of the Exchange
Act

     For the transition period from ___________ to ______________

     Commission file number          0-12122

                             WINCROFT, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)


     Colorado                                        84-0601802
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation  or Organization)                   Identification No.)


     Elthorne Gate, 64 High Street, Pinner, Middlesex HA5 5QA
             (Address of Principal Executive Offices)


                           011 44 81 429 7300
         (Issuer's Telephone Number, Including Area Code)


          2415 Midway Road, Suite 121, Carrollton Texas  75006
(Former  Name, Former Address and Former Fiscal Year,  if  Changed
Since Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
xYes oNo
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
oYes oNo

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,140,100 common stock, no par value.

                           WINCROFT, INC.
                          and subsidiary

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

                   WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                    June 30, 1998   March 31, 1998
                                     (Unaudited)        (Audited)

 Current Assets:
  Cash                              $   16,544         $   16,584

 Non-marketable Securities              43,000             43,000

 Investment in VideoTalk             7,002,056          7,002,056



   Total  Assets                     $7,061,600         $7,061,640


                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Note Payable                     $       -          $ 2,000,000                                       Total current
liabilities                            2,010.3           2,133.4
  Accounts Payable                                              -


     Total current liabilities      $        -         $ 2,000,000


     Total liabilities              $        -         $ 2,000,000

Stockholders' Equity (Deficit):
  Common stock no par value,
  75,000,000 shares authorized;
  5,140,100 and 5,140,100 shares
  issued at June 30, 1998 and
  March 31, 1998, respectively          10,280             10,280
  Preferred Stock 25,000,000
  authorized $.01 par value
  7,000 and 5,000 issued at
  June 30, 1998 and
  March 31, 1998, respectively              70                50
Additional paid in capital           7,888,223         5,888,243
 Retained Earnings                    (835,840)          (835,800)

Less treasury stock, 7,496,223
 shares at cost                        (1,133)            (1,133)
                                     7,061,600          5,061,640

                                    $7,061,600         $ 7,061,640

See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                       Three Months Ended
                                            June 30,

                                                         Restated
                                     1998                 1997


Sales                           $        -          $       -

Cost of Sales                            -                  -

Gross Profit                             -                  -

Operating Expenses:
 Administrative expenses              (40)            (1,732)


   Total Operating Expenses           (40)            (1,732)

Net Income (Loss)               $     (40)          $   (1,732)

Net Income (Loss) per share*    $        *          $      *

Weighted Average Number of
  Shares outstanding            5,140,100           7,536,600

*less than (.01) per share



See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                          Three Months Ended
                                              June  30,

                                                                                                    Restated
                                             1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $     (40)                                              $    (1,732)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
 Depreciation and amortization                -              -
 (Gain) loss on disposal of assets            -              -
 Non cash transactions for services           -              -
 Write-off of Distribution Rights             -              -
 Change in assets and liabilities:
 Accounts receivables                         -              -
 Inventory                                    -              -
 Accounts payable and accrued
    expenses                                  -          1,688
 Net  cash used by operating
    activities                              (40)           (44)

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment          -              -
 Purchases of marketable securities           -              -

Net  cash used by investing activities        -              -

CASH FLOW FROM FINANCING ACTIVITIES:
 Sale of common stock                         -              -
      Net cash provided (used) by
          financing activities                -              -

NET INCREASE (DECREASE) IN CASH            (40)           (44)

CASH AT BEGINNING OF PERIOD              16,588             66

CASH AT END OF PERIOD                    $ 16,584      $    22

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                  $     -       $     -

See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary
                  SCHEDULE OF NONCASH ACTIVITIES
                            (UNAUDITED)
                          (IN THOUSANDS)

                                          Three Months Ended
                                               June 30,

                                                       Restated
                                          1998           1997


During the period, Wincroft settled
an outstanding note payable by the
issuance of $2,000,000 of Preferred
Stock.                                  $2,000,000               -

                   WINCROFT, INC. and subsidiary

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)



Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the information for the subsidiary, Wincroft (UK), ltd. acquired by the Company during the period under review.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 1997. The results of the operations for the three month period ended June 30, 1998 are not necessarily indicative of the operating results for the fiscal year ending March 31, 1999.

The consolidated financial statements for the comparative three months in 1997, included the accounts of the Company and the majority owned company, Meteor Technology, plc. ("Meteor"). At the year end, the Company determined that the interest should be treated as an investment not a pooling of interest thus the quarterly numbers have been restated to treat the interest as an investment.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations


During the period under review the Company acquired a dormant company, Wincroft,(UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company has changed its fiscal year end from April 30 to March 31 and therefore the three months from last year for comparison are actually the three month ending July 31. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period. There were no revenues for the period as management has focused on creating a marketing plan for VideoTalk. During the period under review, the Company requested and Camelot agreed to convert the $2,000,000 note owed to Camelot into preferred shares of the Company. These shares provide a yield tied to the revenue of VideoTalk and require redemption should VideoTalk be sold.

Liquidity and Capital Resources

The  Registrant  has  met its shortfall of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $ 40 ($ 44 in 1997). Net cash used by investing activities was $ 0 ($0 in 1997) and by financing activities was $ 0 ($0 in 1997).

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


          (b)  Reports on Form 8-K

               Report dated June  29, 1998 reporting Item 5.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                               WINCROFT, INC.
                                   (Registrant)



                              By:  /s/ Jason Conway
                                       JASON CONWAY, PRESIDENT




Date: August 11, 1998