Form 10QSB/A
period 1998-09-30
WINCROFT INC
filed 1999-01-27
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB
     (Mark One)
      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

      oTransition  report under Section 13 or 15 (d) of the  Exchange
Act

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

                           WINCROFT, INC.
                           and subsidiary

                             I N D E X


                                                 Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Consolidated Balance
                    Sheets                        3

                    Consolidated Statements of
                    Operations                         4

                    Consolidated Statements of
                    Cash Flows                         5

                    Notes to Consolidated
                    Financial Statements
                    (unaudited)                   6

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                         6

Part II        OTHER INFORMATION                  7

                   WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                   September 30, 1998   March  31,1998
                                     (Unaudited)        (Audited)

 Current Assets:
  Cash                              $   24,043         $   16,584
  Loan Receivable                       10,988                  -
  Prepaids                               3,944                  -
   Total current assets                 38,975             16,584

 Non-marketable Securities                   -             43,000

 Investment in VideoTalk             7,002,056          7,002,056
 Equipment                               2,975                  -

Total  Assets                        $7,044,006         $7,061,640


                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Note Payable                     $        -          $2,000,000
  Accounts Payable                       4,064                  -
  Taxes Payable                            460                  -

     Total current liabilities       $   4,524         $ 2,000,000

Total liabilities                    $   4,524         $ 2,000,000

Foreign Currency Adjustment                389                  -

Stockholders' Equity (Deficit):
  Common stock no par value,75,000,000
   shares authorized;  5,140,100 and
   5,140,100 shares issued at September
   30, 1998 and March 31, 1998, respect-
   ively                                  10,280           10,280

  Preferred Stock 25,000,000 authorized
    $.01 par value 7,000 and 5,000 issued
    at September 30, 1998 and March 31,
    1998, respectively                      70                50
Additional paid in capital           7,888,223         5,888,243
 Retained Earnings                    (858,347)          (835,800)

Less treasury stock, 7,496,223
shares at cost                          (1,133)            (1,133)
                                     7,039,093          5,061,640
                                    $7,044,006         $7,061,640

See accompanying notes to these financial statements.

                      WINCROFT, INC. and subsidiary

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                           Three Months Ended   Six Months Ended
                             September 30,      September 30,

                                     1997                1997
                           1998    Restated   1998    Restated


Revenue                         $    10,224  $   -     $10,224
Cost of Revenue                 -         -      -          -

Gross Profit                    -         -      -          -

Operating Expenses:
Administrative expenses    (18,750)            (22,751)  (1,732)

  Total Operating Expenses (18,750)             (22,751)  (1,732)

Realized Loss on Sale
  of Securities             (10,020)      -      (10,020)       -

Net Income (Loss)           (18,546)             (22,547)  (1,732)

Net Income (Loss) per share*    *         *          *          *

Weighted Average Number of 5,140,100  7,536,600  5,140,100  7,536,600
  Shares outstanding

*less than (.01) per share




See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                            Six Months Ended
                                               September 30,
                                                            1997
                                            1998          Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $(22,547) $(1,732)
Adjustments to reconcile net income (loss)
      to net cash from operating activities:
Depreciation and amortization                   -
(Gain) loss on disposal of assets            10,020
Foreign Currency                              389
Change in assets and liabilities:
  Accounts receivables and Prepaids         (3,944)
  Taxes                                       460
  Accounts payable and accrued expenses     4,064      1,688
   Net cash used by operating activities    (11,562)    (44)

CASH FLOW FROM INVESTING ACTIVITIES:
Loan Receivable                             (10,988)
Purchases of property and equipment         (2,975)
Sales or Purchases of marketable securities           32,980

  Net cash used by investing activities     19,017

CASH FLOW FROM FINANCING ACTIVITIES:
Net cash provided (used) by
   financing activities                                  -

NET INCREASE (DECREASE) IN CASH              7,455       (44)

CASH AT BEGINNING OF PERIOD                 16,588         66

CASH AT END OF PERIOD                       $24,043   $    22

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                   $    -    $     -

SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
Loan Payable by the issuance of
Preferred Stock                           $    2,000,000



See accompanying notes to these financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the eleven months ended March 31, 1998. The results of the operations for the six month period ended September 30, 1998 are not necessarily indicative of the operating results for the fiscal year ending March 31, 1999.

The  consolidated  financial statements for  the  comparative  six months in 1997, included the accounts of the Company and the majority owned company, Meteor Technology, plc. ("Meteor"). At the year end, the Company determined that the interest should be treated as an investment not a pooling of interest thus the quarterly numbers have been restated to treat the interest as an investment.

Adjustments were made to eliminate intercompany transactions and for the conversion of Wincroft (UK), Ltd.'s numbers from pounds to US Dollars. The conversion from British Pounds to US Dollars is based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at September 30, 1998 and March 30, 1998, one pound equals $1.70 and $1.70, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended September 30, 1998 and September 30, 1997. This conversion rate was one pound equals $1.70 for period ended March 30, 1998 and $1.7 for period ended September 30, 1998.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

During the period under review the Company acquired a dormant company, Wincroft,(UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company has changed its fiscal year end from April 30 to March 31 and therefore the figures from last year are actually the six month ending October 31. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period. The revenues for the period were minor, and consisted of consulting fees received, as management has focused on researching and creating a marketing plan for VideoTalk. During the period under review, the Company requested and Camelot agreed to convert the $2,000,000 note owed to Camelot into preferred shares of the Company. These shares provide a yield tied to the revenue of VideoTalk and require redemption should VideoTalk be sold.

Liquidity and Capital Resources

The  Registrant  has  met its shortfall of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. The Registrant sold non-marketable securities for cash in the amount of $32,980 resulting in a loss on non-marketable securities in the amount of $10,020. Net cash used by operating activities for the six months was $11,562 ($ 44 in 1997). Net cash provided by investing activities was $19,017 ($0 in 1997) and by financing activities was $0 ($0 in 1997).

The Registrant's present needs for liquidity principally relates to its employee and facilities costs, marketing expenses, its obligations for SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

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




Date: November 10, 1998