Form 10KSB/A
period 1998-03-31
WINCROFT INC
filed 1999-02-08
CIK 726435

26





             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee required)
     For the Eleven Months ended March 31, 1998

     [ ] Transition report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (No fee required)

     For the transition period from                      to

     Commission file number          0-12122


                         WINCROFT, INC.
         (Name of Small Business Issuer in Its Charter)

                ALEXANDER MARK INVESTMENTS (USA), INC.
                        (Previous Name)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


Issuer's revenues for the fiscal year ended March 31, 1998 were $0. The aggregate market value of the common shares held by non-affiliates was $6,672,712 as of May 20, 1998.


The number of shares outstanding of the Registrants common stock no par value was 5,140,100 at May 19, 1998.

Documents Incorporated by reference:  NONE

                             PART 1
Item 1.   Business


Wincroft, Inc. ("Registrant" or "the Company") is a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Its trading activities commenced on March 31, 1998 though the acquisition of VideoTalk a videoconferencing system for the Internet. The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Chairman and Chief Executive Officer of the Company. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. Full duplex video conferencing is the ability to have a video conference where both parties can simultaneously make comments and hear the other person( people) on the video conference. Local and wide area networks are a combination of computers connected by data lines either within a small area such as an office (local) or across the Internet
(wide). VideoTalk will operate in the background while not detracting from the PC's ability to run other software programs simultaneously. It uses a PCI plug and play card that provides high quality audio and video while achieving extremely low
processing load.   PCI Plug and Play card is a computer accessory
which when plugged into the motherboard of the computer is recognized and installed for use by the computer itself. VideoTalk does not require a sound card or a video capture card and allows communication over the Internet with only a 28.8 kbps modem.




Though, the Company's new management intends to enter into discussions with PC manufacturers regarding the licensing of VideoTalk for inclusion with forthcoming platforms, (Platforms are the type of system which runs a computer such as a Macintosh or PC) and will market the product to governmental entities, larger and medium size corporations, and value-added resellers, it has no sales or licensing revenues from VideoTalk at this time. Management has begun sending inquiries to potential purchasers or licensors but to date does not have any agreements. Management is unable to determine the level of future revenues , if any, from these activities.



The  Company  was organized in Colorado in May 1980  as   Colspan
Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities.


Acquisition and Divestments History


The Company restructured during 1986 with unrealizable assets being written off and the name of the Registrant being changed to Apache Resources Limited. Subsequently, in 1988, the Company changed its name to Danzar Investment Group, Inc. and formed, developed and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., a company which provided databases listing replacement values of lost consumer goods to insurance
companies,   Phoenix Network, Inc., a reseller of long distance
telephone services,  WorthCorp, Inc.,  a company seeking to
install monitors on the back of airline seats,   Forme Capital,
Inc., a financial services company, and Whitehorse Oil and Gas
Corporation, Inc., an oil and gas company.    Following these
distributions the Company had no investments in these companies. From 1988 to 1997 the Company had no business activities and looked for acquisition or merger candidates. The Registrants name was changed to Alexander Mark Investments (USA), Inc., in December 1996 and it became a holding company in May 1997 when it acquired a controlling interest in a U.K. public company, Meteor Technology, plc. ("Meteor") of which Mr. Daniel Wettreich, the then President of the Company, was an officer and director. The Company had no other operations and its sole asset was its
shareholding in Meteor.   Meteor  operations consisted of  leased
pay telephones in the United Kingdom and licensing of Digiphone an Internet telephony software product. Mr. Wettreich is also an officer and director of Camelot Corporation which became the controlling shareholder of the Registrant at that time. On 20th March, 1998, Camelot Corporation transferred 51% of the outstanding shares in the Company to Forsam Venture Funding, Inc., ("Forsam") a private investment company of which Mr. Wettreich is also an officer and director. On 23rd March, 1998, the Company disposed of its sole asset being its shareholding in Meteor Technology, plc for $59,573 for a profit of $45,997. This disposal established the Company as in inactive Company with no business activity. On 31st March 1998, Forsam surrendered 7,495,539 common shares to the Company for the treasury for no compensation, and entered into a conditional contract to sell all its remaining shares in Registrant to Mr. Jason Conway for an undisclosed sum. Also on 31st March 1998, the Company entered into an agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to purchase at Third Planet's historical cost all rights, title and interest to VideoTalk for $7,002,056 payable by the issuance of common and preferred shares in the Registrant and a Promissory Note in the amount of $2,000,000. The VideoTalk purchase was conditional upon shareholder approval of the transaction, change of the Company name to Wincroft, Inc. to reflect a change in the company's activities, and the completion of the acquisition of the majority of the outstanding stock of the Registrant by Mr. Jason Conway. These transactions were approved by shareholders on May 18, 1998 as well as the approval of a 100 for 1 forward stock split to increase the number of shares outstanding and various amendments to the Articles of Incorporation amongst other things. The approval of the increase of the number of outstanding shares was a requirement of the transaction whereby Mr. Conway acquired control of the Company. The Company hopes to one day list on an exchange and the 100 for 1 forward stock split was intended to result in a capital structure to enable it to list on an exchange. There are numerous other listing requirements that the Company may or may not be able to satisfy in order to list the Company stock on an exchange. See also Item 4. Submission of Matters to a Vote of Security Holders; Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions.


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

                             PART II

Item 5.        Market for Registrant's Common  Equity  and
Related  Stockholder Matters

Registrant's  Common  Stock, no par  value  is  traded  over  the counter (OTC BB:WINN) and the market for the stock has been relatively inactive. The average trading volume over the last three fiscal year was less than 100 shares a day with many days having no trades. The range of low and high bid quotations (adjusted for 100 for 1 forward split on 18th May,
1998) for each calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions. The Company's previous fiscal year end was 30th April and was changed to 31st March in 1998.


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

Item  6.     Management's  Discussion and Analysis  of  Financial
Condition and Result of Operations

On 9th May, 1997, the Company acquired 4,072,798 (post-reverse split) shares in Meteor Technology, plc ("Meteor") from the Company's then President Mr. Daniel Wettreich in exchange for 6,787,998 restricted common shares in the Company. At the time of acquisition such Meteor shares represented 57% of the then outstanding shares in Meteor, which subsequently were diluted by additional share issuances by Meteor to approximately 41% of the issued share capital of Meteor. During the financial year comprising the eleven (11) months ending March 31, 1998, the Company's investment in Meteor represented its sole asset, and the Company has elected to treat such asset as an investment in its year end financial statements. On 23rd March, 1998, the Company disposed of its shareholding in Meteor in two transactions. The Company sold 2,940,000 Meteor shares to Forsam Venture Funding, Inc., a company of which Mr. Daniel Wettreich is the President, for $43,000 of 8% Preferred Shares in Forsam Venture Funding, Inc. The balance of the Meteor shares were sold to Abuja Consultancy, Ltd. for $16,817 cash. The profit from the sale of these securities was $45,997. Other than the acquisition and subsequent disposal of the shares in Meteor the Company had
no  operations  in  the period ended March  31,  1998.        The
Company during the last quarter entered into discussions which culminated in an agreement to change control of the company and the Company acquiring a new asset. The shareholders approved these transactions at a shareholders meeting held May 18, 1998.
   See Item 4. Submission of Matters to a Vote of Security Holders and Item 1. Business.

During  the  year  ended  April  30,  1997,  Registrant  had   no
operations resulting in a net loss of $-0-.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to borrow from directors or affiliated companies to meet any future shortfall in
funds.         During  the  period  ended  March  31,  1998,  the
Registrant issued shares for the acquisition of Meteor shares which investment was subsequently sold resulting in an increase in cash of $16,817.

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

Year 2000 Readiness Disclosure

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

The Company believes that since the VideoTalk software is not date dependent there should be no Year 2000 problems. Any contracts to be entered into for suppliers of distributors of the VideoTalk software, should an agreement be reached, would require Year 2000 certifications to ensure Year 2000 compliance by those entities.


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



Larry O'Donnell, CPA, P.C.
May 21, 1998

                       WINCROFT, INC.
                        BALANCE SHEET


                                              March 31, 1998
ASSETS

Current Assets
  Cash                                           $16,584
  Non marketable securities                       43,000
   Inventory                                      29,425
    Total                                        $89,009

Property and equipment
   Leasehold improvements                         47,012
   Computer equipment                            181,968
   Other                                          99,042
       Less accumulated depreciation            (125,963)
    Total                                       $202,059

Software, patents and intellectual property    6,770,572

TOTAL ASSETS                                  $7,061,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan Note                                     $2,000,000

   TOTAL LIABILITIES                          $2,000,000

Stockholders' Equity (Deficit):
 Common stock; 75,000,000
   Shares authorized
   No par value; ($0.002 stated value)
   5,140,100 issued and
   outstanding on March 31, 1998                 10,280
Preferred stock, 25,000,000
   Shares authorized $.01
   par value; 5,000 issued and
   outstanding on March 31, 1998                     50
Additional Paid in Capital                    5,938,674
Retained Earnings (Deficit)                    (886,231)

Treasury  Stock (7,496,223 shares at cost)       (1,133)

   TOTAL STOCKHOLDERS' EQUITY                 5,061,640

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $7,061,640


The accompanying notes are an integral part of these financial statements.

                       WINCROFT, INC.
                   STATEMENT OF OPERATIONS

                    Eleven (11) Months ended  For the year ended
                         March 31, 1998           April 30, 1997

Revenue
Revenue                          $    -0-          $   -0-

    Total Revenue                     -0-              -0-

Expenses
General and Administrative             299             ---
    Total Expenses                    (299)            ---



Income (Loss) Before Provision
    for Income Taxes             $    (299)        $   ---
Provision for Income Taxes              -0-            -0-

Net Income (Loss) From
    Operations                        (299)            ---
Basic Income (Loss) Per Share          ----            ---
    Weighted Average Number of
     Shares Outstanding          7,576,522       74,940,000

                       WINCROFT, INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the 11 month period ending March 31, 1998 and the years ended April 30, 1997


                               Preferred            Common Stock
                                 Stock
                                 Shares     Amount     Shares          Amount

Balance April 30, 1996                  0         0    74,940,317     $9,481

Net Profit for Year Ended
April 30, 1997                          0         0             0          0

Adjustment for 1-100 reverse                          (74,190,917)    (7,982)
stock split

Balance April 30, 1997                  0         0       749,400      1,499
Acquisition of Meteor
Technology Shares                       0         0     6,787,998   $ 13,576
Retirement of Shares for nil
consideration                           0         0   (7,495,539)          0

Write off of accounts and
advances of affiliates

Rounding                                                             ($6,851)
Adjustment for 100-1 forward
stock split                             0         0     4,070,241

Acquisition of VideoTalk            5,000       $50     1,028,000     $2,056

Profit on sale of securities
acquired from related parties

Net Profits for 11 months
ended March 31, 1998                    0         0             0           0

Balance March 31, 1998              5,000       $50     5,140,100      10,280

The accompanying notes are an integral part of these financial statements.

                       WINCROFT, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
 For the 11 month period ending March 31, 1998 and the years ended April 30, 1997


                                 Additional   Retained    Treasury      Total
                                   Paid-In    Earnings      Stock  Stockholders'
                                   Capital     Deficit     Amount       Equity

Balance April 30, 1996              $873,216 $ (885,932)   $(1,133) $ (4,368)

Net Profit for Year Ended April
30, 1997                                   0           0          0        0

Adjustment for 1-100 reverse           7,982                               0
stock split

Balance April 30, 1997               881,198   (885,932)  $ (1,133) $ (4,368)
Acquisition of Meteor
Technology Shares                          0           0          0  $13,576

Retirement of Shares for nil
consideration                              0           0          0        0

Write off of accounts and              4,434                           4,434
advances of affiliates

Rounding                               7,095                             244
Adjustment for 100-1 forward
stock split                                0           0          0        0

Acquisition of VideoTalk          $4,999,950           0          0 $5,002,056

Profit on sale of securities          45,997                            45,997
acquired from related parties

Net Profits for 11 months ended
March 31, 1998                             0      ($299)          0    ($299)

Balance March 31, 1998              5,988674   (886,231)  $ (1,133) $5,061,640

                       WINCROFT, INC.
                  STATEMENTS OF CASH FLOWS

                     Eleven (11) Months ended     For the
year ended
                              March 31, 1998     April 30,
1997

CASH FLOWS FROM OPERATING
    ACTIVITIES
  Income (Loss) from Operations      $  (299)        $    -0-

Adjustments to reconcile net income
  to net cash received from
  operation activities:
  Decrease in accounts payable           244

NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                (55)         $    -0-

NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                                  -0-
      Proceeds from sale of securities 16,573             ---

CASH FLOWS FROM FINANCING
    RESOURCES                            ---              ---

NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                 ---         $    ---

INCREASE (DECREASE) IN CASH           16,518              ---

BEGINNING CASH BALANCE                    66               66

ENDING CASH BALANCE                   16,584              66
Schedule of Noncash Investing and Financing Activities for
the eleven months ended March 31, 1998

Common Stock issued to
     acquire investment              $13,576

Acquisition of VideoTalk through issuance of:
   Common and preferred stock        5,002,056
   Promissory note                   2,000,000

Sale of investment for
   nonmarketable securities           43,000

The accompanying notes are an integral part of these financial statements.

                       WINCROFT, INC.
                NOTES TO FINANCIAL STATEMENTS
              March 31, 1998 and April 30, 1997


     NOTE A: Summary of Significant Accounting Policies

             Organization and Principles of
     Consolidation

             The   Company   was  organized   in   May,
             1980,          as  Colspan   Environmental
             Systems.  At present, the Company  has  no
             subsidiaries   and  is  operating   at   a
             reduced  level.  On 18th  May,  1998,  the
             Registrant  held  a shareholders  meeting,
             at   which   the   shareholders   approved
             resolutions  to ratify the appointment  of
             auditors  for the fiscal year ended  March
             31,   1998,  to  amend  the  Articles   of
             Incorporation  to  change  the   Company's
             name  to  Wincroft, Inc., approved  a  100
             for  1 forward stock split to increase the
             number   of  shares  outstanding   without
             effecting  the stated value of the  common
             shares,  approved  the  amendment  to  the
             Articles   of  Incorporation   to   create
             Preferred  Shares, approved  the  transfer
             of   control  of  the  Company  to   Jason
             Conway,  approved the issuance  of  common
             and   preferred   stock   along   with   a
             Promissory  Note to acquire the  VideoTalk
             product,   and   ratified   all   previous
             actions  of the officers and directors  of
             the  Company.   The  financial  statements
             reflect   the  VideoTalk  transaction   as
             unconditional.

             Basic Earnings per Common Share

             Effective    December   15,    1997,    the
             Registrant  adopted  FAS128  regarding  the
             earnings   per  share  calculations.    The
             statement   requires  the  replacement   of
             primary  earnings  per  share  with   basic
             earnings per share ("EPS").  Basic  EPS  is
             computed  by  dividing income available  to
             common   stockholders  by   the   weighted-
             average    number    of    common    shares
             outstanding during the period.   A  diluted
             earnings per share is also presented  which
             is   computed  by  increasing  the  average
             number of common shares outstanding by the number of additional shares that would be outstanding if the options outstanding had been exercised.

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


             Non marketable Securities

             Non  marketable securities are carried  at
             cost.   A decline in estimated value below
             cost that is not deemed to be temporary will be charged to operations with a cost established.

             Development Stage Company

             The Company has not commenced planned pr
     inciple operations and is a development
              stage company.  Since the Company
     acquired                  VideoTalk on March 31,
     1998, there were no operations or deficit accumulated during the development stage.



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

     NOTE D: Related Party Transactions


             On  May  15,  1997, the then President  of
             the  Company, Daniel Wettreich  subscribed
             for  6,787,998 common shares  and  on  May
             20,  1997 he exchanged 6,029,921 of  those
             shares  for  common shares in Adina,  Inc.
             Adina    exchanged   those   shares    for
             Preferred  shares  in Camelot  Corporation
             which  then had control of the Registrant.
             On  20th  March, 1998, Camelot transferred
             51%  of the then outstanding shares in the
             Registrant  to  Forsam  Venture   Funding,
             Inc.   Mr.  Wettreich is  an  officer  and
             director of Camelot, Adina and Forsam.  In
             order  to reduce the amount of outstanding
             shares  , on March 31, 1998 Forsam Venture
             Funding,    Inc.   surrendered   7,495,539
             shares  to  the Company for  the  treasury
             and  they are no longer outstanding.   The
             Company   did   not  pay  Forsam   Venture
             Funding,  Inc.  any compensation  for  the
             surrendering   of   the    shares.     The
             6,686,998  shares  subscribed  by   Daniel
             Wettreich  on May 15, 1997 were  exchanged
             for  shares he owned of Meteor Technology,
             plc  ("Meteor").  The investment in Meteor
             was  valued  at $13,576 which equaled  the
             net  book  value of the subscribed shares.
             Mr.  Conway was a director of Meteor.  The
             Company's  holding in Meteor was  sold  on
             March 23rd, 1998 for $59,573 resulting  in
             a  gain of $45,997.  Because the Company's
             holding  in  Meteor  was  temporary,   the
             results of Meteor's operations were not recognized or disclosed in the Company's financial statements.

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

NOTE E:       Non Marketable Securities

             On March 23, 1998, the Company acquired 8% preferred shares of Forsam Venture Funding, Inc. for 2,940,000 shares of Meteor.

             As discussed in Note D, Daniel Wettreich is an officer and director of Forsam.



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


     Jason Conway    CEO       None


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

     Name and Address of        Amount and Nature of     Percent
     Beneficial Owner           Beneficial Ownership    of Class

     Jason Conway                         2,000,000        38.9%
     Elthorne Gate, 64 High Street
     Pinner, Middlesex HA5 5QA,England

     Duncan James                             10,000(1)     0.0%
     34 Charteris Road, Finsbury Park,
     Islington, London N4 3AB, England

     Jeffrey Graham                          10,000(2)      0.0%
     69 Cat Hill
     Barnet, Herts, EN4 8HP, England

      All Officers and Directors as     2,020,000(1)(2)    38.9%
               a group (3 persons) (1)(2)

     Abuja Consultancy, Ltd.             600,000(3)       11.67%
     Oceanic House
     P.O. Box 107
     Duke Street
     Grand Turk
     Turks & Caicos Islands

     Mick Y. Wettreich                  1,500,000 (3)            29.18%
     34 Monarch Ct.
     Lyttleton Road
     London England  N2ORA

     Third Planet Publishing, Inc.      1,028,000(4)             19.99%
     2415 Midway Road
     Suite 121
     Carrollton, Texas  75006

     (1) Includes  10,000  options  granted  to  Duncan
         James, which options are not exercised.

     (2) Includes  10,000  options granted  to  Jeffrey
         Graham, which options are not exercised.

     (3)  Includes 600,000 shares owned by Abuja Consultancy,
       Ltd. which is affiliated with Mick Y. Wettreich.



     (4)  Daniel Wettreich is a director of Third Planet
       Publishing Inc. Mick Y. Wettreich and Daniel Wettreich are brothers.



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

     On March 31, 1998, Forsam Venture Funding, Inc. entered into a conditional contract to sell all its Shares in Registrant to Mr. Jason Conway for an undisclosed sum. On 18th May, 1998 with the shareholders approval, the conditional contract closed, Mr. Daniel Wettreich resigned as a director and officer of Registrant as did all the other directors and officers, and Mr. Conway was appointed a director, and Chief Executive Officer of Registrant. As a condition of the closing Mr. Wettreich was required to resign and was therefore not an affiliate.



     On March 31, 1998, Registrant entered into a conditional agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to acquire the VideoTalk product for Third Planet Publishing, Inc.'s cost of $7,002,056 payable by way of the issuance of common stock, preferred stock and a Promissory Note. The note bears interest at 10% and is due March 31, 2003. This transaction required shareholder approval and the consummation of the change of control of the Company to Mr. Conway, which was
     forthcoming  18th  May, 1998 .   At  the  time  of  the
     closing of the Video Talk purchase Mr. Wettreich was not an affiliate of the Company.


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

      3(b)     Bylaws:Incorporated by Reference as i
     mmediately above

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