Form 10QSB/A
period 1998-09-30
WINCROFT INC
filed 1999-02-09
CIK 726435

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

                   WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                 September 30, 1998   March 31, 1998
                                     (Unaudited)        (Audited)

 Current Assets:
  Cash                              $   24,043         $   16,584
  Loan Receivable                       10,988                  -
  Prepaids                               3,944                  -
  Inventory                             29,425             29,425

   Total current assets                 68,400             46,009


 Non-marketable Securities                   -             43,000

    Property and equipment
      Leasehold improvements              47,012           47,012
      Computer equipment                 181,968            181,968
       Other                             102,017             99,042
         Less accumulated
           depreciation                 (125,963)          (125,963)
    Total                           $   202,059          $ 202,059

Software, patents and
    intellectual property              6,770,572        6,770,572

Total  Assets                        $7,044,006         $7,061,640

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Note Payable                     $        -         $  2,000,000                                      Total current
liabilities                            2,010.3           2,133.4
  Accounts Payable                       4,064                    -                                 -
  Taxes Payable                            460                    -

     Total current liabilities      $    4,524         $  2,000,000


Total liabilities                   $    4,524         $  2,000,000

Foreign Currency Adjustment                389                  -

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized;
    5,140,100 and 5,140,100 shares
    issued at September 30, 1998
    and March 31, 1998, respectively    10,280              10,280
  Preferred Stock 25,000,000
    authorized $.01 par value 7,000
    and 5,000 issued at
    September 30, 1998 and
    March 31, 1998, respectively            70                50
Additional paid in capital           7,888,223         5,888,243
 Retained Earnings                    (835,890)          (835,800)
 Deficit Accumulated during
    the development state             (22,457)                  0
Less treasury stock, 7,496,223 shares
    at cost                            (1,133)            (1,133)
                                     7,039,093          5,061,640

                                     $7,044,006         $7,061,640

See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                         Three Months Ended Six Months Ended Development Stage
                            September 30,    September 30,   March 31, 1998 to
                                                             September 30, 1998
                                            1997              1997
                                1998      Restated   1998   Restated

Revenue                      $    10,224  $      -  $10,224 $     -   $10,224
Cost of Revenue                        -         -       -        -         -

Gross Profit                           -         -       -        -         -

Operating Expenses:
 Administrative expenses          (18,750)          (22,751)  (1,732)  (18,750)

   Total Operating Expenses       (18,750)          (22,751)  (1,732)  (18,750)

Realized Loss on Sale
   of Securities                  (10,020)     -    (10,020)      -    (10,020)

Net Income (Loss)                 18,546)           (22,547)  (1,732)  (18,546)

Net Income (Loss) per share*      *          *         *       *          *

Weighted Average Number of   5,140,100 7,536,600 5,140,100 7,536,600 5,140,100
  Shares outstanding
*less than (.01) per share

See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        Six  Months Ended
                                         September 30,      Development Stage
                                                    1997    March 31, 1998 to
                                          1998    Restated  September 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $  (22,547)  $    (1,732)      $(22,547)
 Adjustments to reconcile net income (loss)
     to net cash from operating activities:
   Depreciation and amortization               -
 (Gain) loss on disposal of assets        10,020                        10,020
 Foreign Currency                            389                           389
 Change in assets and liabilities:
    Accounts receivables and Prepaids     (3,944)                       (3,944)
    Taxes                                    460                           460
    Accounts payable and accrued expenses  4,064         1,688           4,064
    Net cash used by operating
          activities                     (11,562)          (44)        (11,562)

CASH FLOW FROM INVESTING ACTIVITIES:
 Loan Receivable                         (10,988)                      (10,988)
Purchases of property and equipment      (2,975)                       (2,975)
 Sales or Purchases of
    marketable securities                 32,980                        32,980
   Net cash used by investing activities  19,017                        19,017

CASH FLOW FROM FINANCING ACTIVITIES:
 Net cash provided (used) by
   financing activities                                       -

NET INCREASE (DECREASE) IN CASH           7,455             (44)         7,455

CASH AT BEGINNING OF PERIOD              16,588              66         16,588

CASH AT END OF PERIOD                   $24,043        $     22        $24,043

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                 $     -        $     -

SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
 Loan Payable by the issuance of
   Preferred Stock                      $2,000,000


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


The revenue consisted of computer consulting fees. The loan receivable consisted of $1,809 to the wife of the President and $9,180 to an unrelated party. Both unsecured loans carried an interest rate of 6% and are due on demand. Subsequent to the period under review the loans have been repaid.


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




Date: February 3, 1999