Form 10QSB
period 1998-12-31
WINCROFT INC
filed 1999-02-12
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998

     oTransition report under Section 13 or 15 (d) of the Exchange
Act

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5140100 common stock, no par value.

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

                    WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                Nine Months Ended   Eleven Months Ended
                                December 31, 1998     March 31, 1998
                                     (Unaudited)        (Audited)

 Current Assets:
  Cash                              $    5,104      $      16,584
  Loan Receivable                            -                  -
  Prepaids                               4,619                  -
  Inventory                             29,425             29,425

   Total current assets                 39,148             46,009


 Non-marketable Securities                   -             43,000

    Property and equipment
      Leasehold improvements           47,012              47,012
      Computer equipment              187,271             181,968
       Other                           99,042              99,042
         Less accumulated
            depreciation             (126,352)           (125,963)
    Total                         $   206,973           $ 202,059

Software, patents and
    intellectual property           6,770,572           6,770,572



Total  Assets                       $7,016,693         $7,061,640



                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Note Payable                      $        -         $2,000,000
  Note Payable - Affiliate              32,612                  -
  Accounts Payable                      14,221                  -
  Taxes Payable                          (986)                  -

     Total current liabilities      $   45,847         $2,000,000


Total liabilities                   $   45,847         $2,000,000

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized;
    5,140,100 and 5,140,100 shares
    issued at December 31, 1998
    and March 31, 1998, respectively    10,280            10,280

 Preferred Stock 25,000,000 authorized
     $.01 par value 7,000 and 5,000
     issued at September 30, 1998 and
     March 31, 1998, respectively           70                50
Additional paid in capital           7,938,654         5,938,674
 Retained Earnings                    (886,231)          (886,231)
 Deficit Accumulated during the
     development state                (90,794)                  0
Less treasury stock, 7,496,223 shares
     at cost                           (1,133)            (1,133)
                                     6,970,846          5,061,640

                                     $7,016,693         $7,061,640

See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary

               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                       Three Months Ended  Nine Months Ended Development Stage
                          December 31,        December 31,   March 31, 1998 to
                                                             September 30, 1998
                                     1997               1997
                           1998    Restated    1998   Restated

Revenue                  $     -  $   -      $10,224   $    -     $  10,224
Cost of Revenue                -      -            -        -             -

Gross Profit             $     -      -      $10,224        -     $  10,224

Operating Expenses:
 Administrative expenses  68,247      -       90,998     1,732       68,247

 Total Operating Expenses 68,247      -       90,998     1,732       68,247

Realized Loss on Sale
    of Securities              -      -      (10,020)     -         (10,020)

Net Income (Loss)        (68,247)     -      (90,794)   (1,732)     (18,546)

Net Income (Loss) per share*  *       *         *       *                                         *

Weighted   Average     5,140,100  7,536,600  5,140,100  7,536,600   5,140,100
 Number of Shares outstanding
*less than (.01) per share


See accompanying notes to these financial statements.

                   WINCROFT, INC. and subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                 Nine Months Ended
                                    December 31,

                                                       Development Stage
                                             1997      March  31,1998 to
                                   1998     Restated    September 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)           $    (90,794)  $  (1,732)    $   (90,794)
 Adjustments to reconcile
   net income (loss) to net cash
   from operating activities:
   Depreciation and amortization      389                         389                                              ) loss on
disposal of assets                 10,020                      10,020
 Foreign Currency Adjustment           (4)                         (4)
 Change in assets and liabilities:
     Accounts receivables and
         Prepaids                  (4,619)                     (4,619)
     Taxes                           (986)                       (986)
     Accounts payable and accrued
         expenses                  14,221         1,688        14,221
       Net cash provided (used) by
           operating activities    19,021          (44)        19,021

CASH FLOW FROM INVESTING ACTIVITIES:
 Loan Receivable Repayment         12,723            -         12,723
 Purchases of property and
   equipment                       (5,303)           -         (5,303)
 Sales of non-marketable
   securities                      32,980            -         32,980

   Net cash provided (used )by
    investing activities           40,400            -         40,400

CASH FLOW FROM FINANCING ACTIVITIES:
 Loans Receivable                 (12,723)           -        (12,723)
 Loan Payable                      32,612            -         32,612
 Net cash provided (used) by
   financing activities            19,889            -         19,889

NET INCREASE (DECREASE) IN CASH   (11,484)         (44)       (11,484)

CASH AT BEGINNING OF PERIOD        16,588           66         16,588

CASH AT END OF PERIOD          $    5,104     $     22       $  5,104

SUPPLEMENTAL INFORMATION:
 Cash paid for interest        $        -     $      -       $     -

SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
 Loan Payable by the issuance
   of Preferred Stock         $2,000,000



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the eleven months ended March 31, 1998. The results of the operations for the nine month period ended December 31, 1998 are not necessarily indicative of the operating results for the fiscal year ending March 31, 1999.

The  consolidated  financial statements for  the  comparative  six months in 1997, included the accounts of the Company and the majority owned company, Meteor Technology, plc. ("Meteor"). At the year end, the Company determined that the interest should be treated as an investment not a pooling of interest thus the quarterly numbers have been restated to treat the interest as an investment.

Adjustments were made to eliminate intercompany transactions and for the conversion of Wincroft (UK), Ltd.'s numbers from pounds to US Dollars. The conversion from British Pounds to US Dollars is based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at December 31, 1998 and March 30, 1998, one pound equals $1.66 and $1.70, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended September 30, 1998 and September 30, 1997. This conversion rate was one pound equals $1.66 for period ended March 30, 1998 and $1.66 for period ended September 30, 1998.

The revenue consisted of computer consulting fees received during the first quarter of this fiscal year.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

During the nine month period under review the Company acquired a dormant company, Wincroft,(UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company has changed its fiscal year end from April 30 to March 31 and therefore the figures from last year are actually the nine month ending January 31. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period. The revenues for the nine month period were minor, and consisted of consulting fees received, as management has focused on researching and creating a marketing plan for VideoTalk. During the quarter under review the Registrant continued to gather research as it refined its marketing plan. During the period under review, the Company requested and Camelot agreed to convert the $2,000,000 note owed to Camelot into preferred shares of the Company. These shares provide a yield tied to the revenue of VideoTalk and require redemption should VideoTalk be sold.

Liquidity and Capital Resources

The  Registrant  has  met its shortfall of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. There can be no guarantees that the Registrant will be able to continue to fund operations by borrowing. The Registrant sold non-marketable securities for cash in the amount of $32,980 resulting in a loss on non-marketable securities in the amount of $10,020. Net cash provided by operating activities for the nine months was $19,021 ($ 44 in 1997). Net cash provided by investing activities was $40,400 ($0 in 1997) and by financing activities was $19,889 ($0 in 1997).

The affiliated loan receivables of last quarter have been paid in full. The Registrant has received loans from an entity related to the President.

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

Year 2000 Readiness Disclosure

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-
sensitive  information when the year changes to 2000.   Management
is  currently  assessing  the  year 2000  compliance  issue.   The
Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently
believes  that,  with  modifications  to  existing  software   and
conversions  to new software, the Year 2000 issue  will  not  pose
significant  operational  problems  for  the  Company's   computer
systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial
condition   or   results   of  operations.    However,   if   such
modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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




Date:   February 12, 1999