Form 10KSB/A
period 1998-03-31
WINCROFT INC
filed 1999-06-30
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB/A

                                    Amendment No. 3

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

          Elthorne Gate, 64 High Street, Pinner Middlesex, England  HA5 5QA
          Address of Principal Executive Offices)                (Zip Code)


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

          Documents Incorporated by reference:  NONE

                                       PART 1
          Item 1.Business

          Wincroft, Inc. (_Registrant_ or _the Company_) is a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Its trading activities commenced on March 31, 1998 though the acquisition of VideoTalka a videoconferencing system for the Internet. The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Chairman and Chief Executive Officer of the Company. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. VideoTalk will operate in the background while not detracting from the PC's ability to run other software programs simultaneously. It uses a PCI plug and play card that provides high quality audio and video while achieving extremely low processing load. VideoTalk does not require a sound card or a video capture card and allows communication over the Internet with only a 28.8 kbps modem.

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

          Acquisition and Divestments History

          The Company restructured during 1986 with unrealizable assets being written off and the name of the Registrant being changed to Apache Resources Limited. Subsequently, the Company changed its name to Danzar Investment Group, Inc. and formed, developed and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., WorthCorp, Inc., Forme Capital, Inc., and Whitehorse Oil and Gas Corporation, Inc. Following these distributions the Company had no investments in these companies. From 1988 to 1997 the Company had no business activities. Following a change in the Registrants name to Alexander Mark Investments (USA), Inc., the Company in May 1997 acquired a controlling interest in a U.K. public company, Meteor Technology, plc. of which Mr. Daniel Wettreich, the then President of the Company, was an officer and director. Mr. Wettreich is also an officer and director of Camelot Corporation which became the controlling shareholder of the Registrant at that time. On 20th March, 1998, Camelot Corporation transferred 51% of the outstanding shares in the Company to Forsam Venture Funding, Inc., a company affiliated with Mr. Wettreich. On 23rd March, 1998, the Company disposed of its sole asset being its shareholding in Meteor Technology, plc for $59,573. On 31st March 1998, the Company entered into an agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to purchase at Third Planet's historical cost all rights, title and interest to VideoTalk for $7,002,056 payable by the issuance of common and preferred shares in the Registrant and a Promissory Note in the amount of $2,000,000. The purchase was conditional upon shareholder approval of the transaction and the completion of the acquisition of the majority of the outstanding stock of the Registrant by Mr. Jason Conway. These transactions were approved by shareholders on May 18, 1998 as well as the approval of a 100 for 1 forward stock split to increase the number of shares outstanding and various amendments to the Articles of Incorporation amongst other things.

          The Company now employs Mr. Conway on a full time basis as Chairman and Chief Executive Officer.

          Item 2.Properties

          Registrant leases 300 square feet of office space on a month-to-month basis for $500 per month at Elthorne Gate, 64 High Street, Pinner, Middlesex HA5 5QA, England.

          Item 3.Legal Proceedings

          There are  no  proceedings  to which  any  director,  officer  or affiliate of the Registrant, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.

          Item 4.Submission of Matters to a Vote of Security Holders

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

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Registrant's Common Stock, no par value is traded over the counter (OTC BB:WINN) and the market for the stock has been relatively inactive. The range of low and high bid quotations (adjusted for 100 for 1 forward split on 18th May, 1998) for each calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation
                 Bureau or the OTC Bulletin  Board quotes available on  the
          Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions. The Company's fiscal year end was 30th April and was changed to 31st March in 1998.


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

          Item 6.Management's   Discussion  and   Analysis   of   Financial
          Condition and Result of Operations

          On 9th May, 1997, the Company acquired 4,072,798 (post-reverse split) shares in Meteor Technology, plc (_Meteor_) from the Company's then President Mr. Daniel Wettreich in exchange for 6,787,998 restricted common shares in the Company. At the time of acquisition such Meteor shares represented 57% of the then outstanding shares in Meteor, which subsequently were diluted by additional share issuances by Meteor to approximately 41% of the issued share capital of Meteor. During the financial year comprising the eleven (11) months ending March 31, 1998, the Company's investment in Meteor represented its sole asset, and the Company has elected to treat such asset as an investment in its year end financial statements. On 23rd March, 1998, the Company disposed of its shareholding in Meteor in two transactions. The Company sold 2,940,000 Meteor shares to Forsam Venture Funding, Inc., a company affiliated with its then President Mr. Daniel Wettreich for $43,000 of 8% Preferred Shares in Forsam Venture Funding, Inc. The balance of the Meteor shares were sold to Abuja Consultancy, Ltd. for $16,817 cash. The profit from the sale of these securities was $45,997. Other than the acquisition and subsequent disposal of the shares in Meteor the Company had no operations in the period ended March 31, 1998. The Company also made a profit for the period of $4,434 from the write off of an affiliated advance.

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

          Item 7.Financial Statement and Supplementary Data

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



          Larry O'Donnell, CPA, P.C.
          May 21, 1998

                                   WINCROFT, INC.
                                    BALANCE SHEET

                                                        March 31, 1998
          ASSETS
          Current assets
            Cash                                        $ 16,584
              Inventory                                   29,425
              Non marketable securities                   43,000
          Total current assets                            89,009

          Property and equipment
          Leasehold improvements                          26,370
          Computer equipment                              113,510
          Other
                                                          202,059

          TOTAL ASSETS                                  $  291,068

          LIABILITIES AND STOCKHOLDERS' EQUITY

             TOTAL LIABILITIES

          Stockholders' Equity (Deficit)

           Common stock; 75,000,000
             Shares authorized
             No par value; ($0.002 stated value)
             5,140,100 issued and
             outstanding on March 31, 1998                10,280
          Preferred stock, 25,000,000
             Shares authorized $.01
             par value; 5,000 issued and
             outstanding on March 31, 1998                   50
          Additional Paid in Capital                   1,181,678
          Retained Earnings (Deficit)                   (889,807)
          Treasury  Stock (7,496,223 shares at cost)      (1,133)

             TOTAL STOCKHOLDERS' EQUITY                  291,068

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                  $   291,068

          The accompanying notes are an integral part of these financial statements.

                                   WINCROFT, INC.
                               STATEMENT OF OPERATIONS


                              Eleven (11) Months ended  For the year ended
                                   March 31, 1998         April 30, 1997


          Revenue                          $      -0-        $   -0-

          Expenses
          General and Administrative             299             ---
              Total Expenses                    (299)            ---

          Provision for loss on investment   (13,576)            ---

          Income (Loss) Before Provision
              for Income Taxes             $ (13,875)        $   ---

          Provision for Income Taxes              -0-            -0-


          Net Income (Loss) From
              Operations                     (13,875)            ---

          Basic Income (Loss) Per Share    $  (0.002)            ---

              Weighted Average Number of
               Shares Outstanding            7,576,522       37,507,629

                                   WINCROFT, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the 11 month period ending March 31, 1998 and the years ended
                                   April 30, 1997

                              Preferred             Common
                                Stock               Stock
                                Shares   Amount     Shares     Amount

     Balance April 30, 1996           0       0    74,940,317 $ 9,481

     Adjustment for 1-100
     reverse stock split                         (74,190,917) (7,982)

     Net Profit for Year
     Ended April 30, 1997             0       0             0       0

     Balance April 30, 1997           0       0       749,400   1,499
     Acquisition of Meteor
     Technology Shares                0       0     6,787,998 $13,576
     Retirement of Shares for
     nil consideration                0       0   (7,495,539)       0

     Write off of accounts
     and advances of
     affiliates

     Adjustment for 100-1
     forward stock split              0       0     4,070,241   8,140

     Acquisition of VideoTalk     5,000     $50     1,028,000  $2,056

     Profit on sale of
     securities acquired from
     related parties

     Net Profits for 11
     months ended March 31,           0       0             0       0
     1998

     Balance March 31, 1998       5,000     $50     5,140,100  10,280
          The accompanying notes are an integral part of these financial statements.

                                   WINCROFT, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONINTUED)
          For the 11 month period ending March 31, 1998 and the years ended
                                   April 30, 1997

                         Additional     Retained      Treasury      Total

                           Paid-In      Earnings       Stock    Stockholders'
                           Capital       Deficit       Amount       Equity

     Balance April 30,      $873,216    $ (885,932)   $ (1,133)      $ (4,368)
     1996

     Adjustment for 1-
     100 reverse stock         7,982
     split

     Net Profit for
     Year Ended April              0              0           0              0
     30, 1997

     Balance April 30,       881,198      (885,932)   $ (1,133)      $ (4,368)
     1997
     Acquisition of
     Meteor Technology             0              0           0        $13,576
     Shares
     Retirement of
     Shares for nil                0              0           0              0
     consideration

     Write off of
     accounts and              4,678                                     4,678
     advances of
     affiliates

     Adjustment for
     100-1 forward           (8,140)              0           0              0
     stock split

     Acquisition of          229,378              0           0       $231,484
     VideoTalk

     Profit on sale of
     securities               59,573                                    59,573
     acquired from
     related parties

     Net Profits for 11
     months ended March            0       (13,875)           0       (13,875)
     31, 1998

     Balance March 31,     1,181,678      (899,807)   $ (1,133)       $291,068
     1998

                                   WINCROFT, INC.
                              STATEMENTS OF CASH FLOWS

                                           Eleven (11) Months  For the year
                                                    ended            ended
                                              March 31, 1998   April 30,1997

          CASH FLOWS FROM OPERATING
              ACTIVITIES
            Income (Loss) from Operations      $   (299)       $    -0-

          Adjustments to reconcile net income
            to net cash received from
            operation activities:
                     Decrease in accounts payable  244

          NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                (55)         $    -0-

          NET CASH PROVIDED (USED) BY
              INVESTING ACTIVITIES                                  -0-
                Proceeds from sale of securities 16,573             ---

          CASH FLOWS FROM FINANCING
              RESOURCES                            ---              ---

          NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                 ---         $    ---

          INCREASE (DECREASE) IN CASH           16,518              ---

          BEGINNING CASH BALANCE                    66               66

          ENDING CASH BALANCE                   16,584               66

          Schedule of Noncash Investing and Financing Activities for the eleven months ended March 31, 1998

          Common Stock issued to acquire
             investment                        $13,576

          Acquisition of VideoTalk through
             issuance of:
               Common and preferred stock      231,484

          Acquisition of nonmarketable
             securities exchanged for investment               43,000

          The accompanying notes are an integral part of these financial statements.

                                   WINCROFT, INC.
                            NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998 and April 30, 1997


               NOTE A: Summary of Significant Accounting Policies

                       Organization and Principles of Consolidation

                       The Company was organized in May, 1980, as part of a quasi-reorganization of Colspan Environmental Systems. At present, the Company has no subsidiaries and is operating at a reduced level. On 18th May, 1998, the Registrant held a shareholders meeting, at which the shareholders approved resolutions to ratify the appointment of auditors for the fiscal year ended March 31, 1998, to amend the Articles of Incorporation to change the Company's name to Wincroft, Inc., approved a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, approved the amendment to the Articles of Incorporation to create Preferred Shares, approved the transfer of control of the Company to Jason Conway, approved the issuance of common and preferred stock along with a Promissory Note to acquire the VideoTalk product, and ratified all previous actions of the officers and directors of the Company. The financial statements reflect the VideoTalk transaction as unconditional. The business purpose at the time of the 1 for 100 reverse split was to have additional shares to permit the Company to structure acquisitions and the 100 for 1 forward split was to facilitate exchange listing.

                       Basic Earnings per Common Share

                       Effective December 15, 1997, the Registrant adopted FAS128 regarding the earnings per share calculations. The statement requires the replacement of primary earnings per share with basic earnings per share (_EPS_). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. A diluted earnings per share is also presented which is computed by increasing the average number of common shares outstanding by the number of additional shares that would be outstanding if the options outstanding had been exercised.

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

               NOTE B: Income Taxes

                       From inception through March 31, 1998, the Company has incurred approximately $881,797 in net operating losses. Although realization
                               of  the  tax  benefits  of  these   net
                       operating losses is not assured, recognition has been given to the current tax benefits; no taxes have been accrued. The expiration dates for the net operating loss carry forwards are from 1998 through 2004. Use of these net operating loss carry forwards is dependent on future taxable income.

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

               NOTE D: Related Party Transactions

                       On May 15, 1997, the then President of the Company, Daniel Wettreich subscribed for 6,787,998 common shares and on May 20, 1997 he exchanged 6,029,921 of those shares for common shares in Adina, Inc. Adina exchanged those shares for Preferred shares in Camelot
                       Corporation which then had control of the Registrant. On 20th March, 1998, Camelot transferred 51% of the then outstanding shares in the Registrant to Forsam Venture Funding, Inc. Mr. Wettreich is an officer and director of Camelot, Adina and Forsam. On March 31, 1998 Forsam Venture Funding, Inc. surrendered 7,495,539 shares to the Company for the treasury and they are no longer outstanding. The Company did not pay Forsam Venture Funding, Inc. any compensation for the surrendering of the shares. Forsam and Registrant agreed to this transaction in order for Registrant to have a corporate share structure more likely to comply with the numerous requirements to list companies on exchanges. Listing requirements are often modified and there can be no guarantee the
                       changed   shares  structure   would  meet   any
                       exchange requirements and that even if the Company qualifies that it will be listed on any exchange. The contribution of shares by Forsam, the exchange of shares of VideoTalk product and the 100 for 1 stock split were done in order to simultaneously revise the ownership interests held by the parties and hopefully achieve a capital structure that would qualify for listing on an exchange. The 6,686,998 shares subscribed by Daniel Wettreich on May 15, 1997 were exchanged for shares he owned of Meteor Technology, plc (_Meteor_). The investment in Meteor was valued at $13,576 which equaled the stated value of the subscribed shares. The Company's holding in Meteor was sold on March 23rd, 1998 for $59,573. A gain of $59,573 was recognized as a contribution to Additional Paid in Capital. Because the Company's holding in Meteor was temporary, the results of Meteor's operations were not recognized or disclosed in the Company's financial statements. However, a provision for the entire amount of the investment was recognized in the statement of operations. Mr. Conway was a director of Meteor.

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

                       On March 31, 1998, Registrant entered into a conditional agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to acquire the VideoTalk product for Third Planet Publishing, Inc.'s cost of $7,002,056 payable by way of the issuance of common stock, preferred stock and a Promissory Note. The assets were valued at Third Planets Publishing, Inc.'s carrying value of tangible assets of $231,484. This transaction required shareholder approval which was forthcoming 18th May, 1998. The note bears interest at 10% and is due March 31, 2003.

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


               Name and Address of         Amount and Nature of    Percent
               Beneficial Owner            Beneficial Ownership   of Class

               Jason Conway                           2,000,000      38.9%
               Elthorne Gate, 64 High Street
               Pinner, Middlesex HA5 5QA,England

               Duncan James                              10,000 (1)   0.0%
               34 Charteris Road, Finsbury Park,
               Islington, London N4 3AB, England

               Jeffrey Graham                            10,000 (2)   0.0%
               69 Cat Hill
               Barnet, Herts, EN4 8HP, England

                 All Officers and Directors as         2,020,000(1)(2)38.9%
                         a group (3 persons) (1)(2)

               Abuja Consultancy, Ltd.                  600,000     11.67%
               Oceanic House
               P.O. Box 107
               Duke Street
               Grand Turk
               Turks & Caicos Islands

               Mick Y. Wettreich                      1,500,000(3)  29.18%
               34 Monarch Ct.
               Lyttleton Road
               London England  N2ORA

               Third Planet Publishing, Inc.          1,028,000     19.99%
               2415 Midway Road
               Suite 121
               Carrollton, Texas  75006

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

               On March 31, 1998, Forsam Venture Funding, Inc. entered into a conditional contract to sell all its Shares in Registrant to Mr. Jason Conway for an undisclosed sum. On 18th May,
                      1998 with the shareholders approval, the  conditional contract closed, Mr. Daniel Wettreich resigned as a director and officer of Registrant as did all the other directors and officers, and Mr. Conway was appointed a director, and Chief Executive Officer of Registrant.

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
                      File No. 0-12122

                3(b) Bylaws:Incorporated by Reference as immediately above

                22(a) Subsidiaries:  NONE

                Reports on Form 8-K
                Report dated May 15,1997 reporting Item 2 and 7 and
                    amendments.
                Report dated May  20, 1997 reporting Item 2 and 7 and
                    amendments.
                Report dated May 12, 1998 reporting Item 4.

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