Form 10QSB/A
period 1998-06-30
WINCROFT INC
filed 1999-06-30
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-QSB/A

                                   Amendment No. 1

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

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements


                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                               June 30, 1998    March 31, 1998
                                                  (Unaudited)        (Audited)


              Current Assets:
              Cash                               $   16,544       $     16,584
              Non-marketable Securities
              Inventory


              Total Current Assets                   88,969             89,009

              Property and equipment
              Leasehold improvements                 26,370             26,370
              Computer equipment                    113,510            113,510
              Other                                                     62,179


                                                    202,059            202,059


                Total  Assets                     $ 291,028          $ 291,068


                             LIABILITIES AND STOCKHOLDERS' EQUITY


             Total liabilities                    $      -           $     -

             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares authorized;
                 5,140,100 and 5,140,100 shares
                 issued at June 30, 1998 and
                 March 31, 1998, respectively        10,280             10,280
               Preferred Stock 25,000,000
                 authorized $.01 par value
                 5,000 and 5,000 issued at
                 June 30, 1998 and March 31, 1998,
                 respectively                            50                 50
             Additional paid in capital           1,181,678          1,181,678
              Retained Earnings (Deficit)          (899,847)          (899,807)

             Less treasury stock, 7,496,223
               shares at cost                        (1,133)            (1,133)

                                                    291,028            291,068


                                                  $ 291,028          $ 291,068



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

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                       Three Months Ended
                                                            June  30,

                                                                     Restated
                                                         1998           1997



             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                        $     (40)      $(1,732)
             Adjustments to reconcile net income (loss)
              to net cash from operating activities:
             Depreciation and amortization                  -             -
             (Gain) loss on disposal of assets              -             -
             Non cash transactions for services             -             -
             Write-off of Distribution Rights               -             -
             Change in assets and liabilities:
                Accounts receivables                        -             -
                Inventory                                   -             -
                Accounts payable and accrued expenses       -          1,688

                   Net cash used by operating activities   (40)          (44)
             CASH FLOW FROM INVESTING ACTIVITIES:
             Purchases of property and equipment            -             -
             Purchases of marketable securities

                Net cash used by investing activities       -             -

             CASH FLOW FROM FINANCING ACTIVITIES:
             Sale of common stock                           -             -

                Net cash provided (used) by
                    financing activities                    -             -


             NET INCREASE (DECREASE) IN CASH             (40)          (44)

             CASH AT BEGINNING OF PERIOD              16,588            66

             CASH AT END OF PERIOD                  $ 16,584        $   22

             SUPPLEMENTAL INFORMATION:
             Cash paid for interest                 $      -        $    -


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

             The consolidated financial statements for the comparative three months in 1997, included the accounts of the Company and the majority owned company, Meteor Technology, plc. (_Meteor_). At the year end, the Company determined that the interest should be treated as an investment not a pooling of interest thus the quarterly numbers have been restated to treat the interest as an investment.

             Item 2.Management  Discussion and Analysis  of Financial
                    Condition and Results of Operations

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

             Liquidity and Capital Resources

             The Registrant  has  met its  shortfall  of funds  from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $ 40 ($44 in 1997). Net cash used by investing activities was $ 0 ($0 in 1997) and by financing activities was $ 0 ($0 in 1997).

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