Form 10QSB/A
period 1998-09-30
WINCROFT INC
filed 1999-06-30
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-QSB/A

                                   Amendment No. 3

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        5,140,100 common stock, no par value.
                                          1

                                   WINCROFT, INC.
                                   and subsidiary

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

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                 September 30,1998  March 31, 1998
                                                  (Unaudited)        (Audited)

              Current Assets:
               Cash                              $   24,043         $   16,584
               Loan Receivable                       10,988                  -
               Prepaids                               3,944                  -
               Inventory                             29,425             29,425
               Non-marketable securities                  -             43,000

                Total current assets                 68,400             89,009

             Property and equipment
                   Leasehold improvements            26,370             26,370
                   Computer equipment               113,510            113,510
                    Other                            62,179             62,179

                  Total                          $  202,059          $ 202,059

             Total  Assets                       $  270,459         $ 291,068


                             LIABILITIES AND STOCKHOLDERS' EQUITY


              Current Liabilities:
               Accounts Payable                       4,064                  -
               Taxes Payable                            460                  -

                  Total current liabilities       $   4,524         $        -


             Total liabilities                    $   4,524         $        -

             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares authorized;
                 5,140,100 and 5,140,100
                 shares issued at September 30,
                 1998 and March 31, 1998,
                 respectively                        10,280             10,280
               Preferred Stock 25,000,000 authorized


                 $.01 par value 5,000 and 5,000
                  issued at September 30, 1998 and
                   March 31, 1998, respectively          50                 50
             Additional paid in capital           1,181,678          1,181,678
              Retained Earnings                    (924,940)         (899,807)
             Less treasury stock, 7,496,223
               shares at cost                       (1,133)            (1,133)
                                                    265,935            291,068

                                                  $ 270,459          $ 291,068

             See accompanying notes to these financial statements.

                                 WINCROFT, INC. and subsidiary

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)



                                Three Months Ended Six Months Ended  Development Stage
                                     September 30,     September 30, March  31, 1998
                                                                     to
                                                                     September 30, 1998
                                                1997                1997
                                      1998    Restated   1998    Restated

          Revenue                     $10,224  $    -  $10,224   $    -      10,224
          Cost of Revenue                 -         -      -          -           -

          Gross Profit                    -         -      -          -           -

          Operating Expenses:
           Administrative expenses    (18,750)      -  (22,751)  (1,732)   (18,750)

            Total Operating Expenses  (18,750)      -  (22,751)  (1,732)   (18,750)

          Realized Loss on Sale of
             Securities               (10,020)      -  (10,020)       -    (10,020)

          Net Income (Loss)           (18,546)         (22,547)  (1,732)   (18,546)

          Net Income (Loss) per share*   *          *      *          *      *

          Weighted Average Number of 5,140,1007,536,600 5,140,100 7,536,600 5,140,10
            Shares outstanding
          *less than (.01) per share


          See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                             Six Months Ended
                                                September 30,
                                                                 Development Stage
                                                         1997    March 31,1998 to
                                               1998     Restated September 30,1998

          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                 $ (22,547) $(1,732)  $(22,547)
           Adjustments to reconcile net
             income (loss) to net cash from
             operating activities:
           Depreciation and amortization          -                   -
           (Gain) loss on disposal of assets   10,020               10,020
           Foreign Currency                       389                  389
           Change in assets and liabilities:
             Accounts receivables and Prepaids (3,944)              (3,944)
             Taxes                                460                  460
             Accounts payable and accrued
                expenses                        4,064  1,688      4,064
              Net cash used by operating
                activities                     (11,562) (44)     (11,562)

          CASH FLOW FROM INVESTING ACTIVITIES:
           Loan Receivable                     (10,988)          (10,988)
           Purchases of property and equipment (2,975)           (2,975)
           Sales or Purchases of marketable
              securities                       32,980            32,980

            Net cash used by investing
               activities                      19,017            19,017

          CASH FLOW FROM FINANCING ACTIVITIES:
           Net cash provided (used) by
              financing activities                          -

          NET INCREASE (DECREASE) IN CASH       7,455    (44)     7,455

          CASH AT BEGINNING OF PERIOD           16,588     66     16,588

          CASH AT END OF PERIOD                 $24,043 $  22    $24,043

          SUPPLEMENTAL INFORMATION:
           Cash paid for interest               $   - $     -

          SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
           Loan Payable by the issuance of
              Preferred Stock                  $2,000,000




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