Form 10QSB/A
period 1998-12-31
WINCROFT INC
filed 1999-06-30
CIK 726435

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

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                       Nine Months Ended   Eleven Months Ended
                                       December 31, 1998      March  31, 1998
                                           (Unaudited)           (Audited)

              Current Assets:
               Cash                              $    5,104         $   16,584
               Prepaids                               4,619                  -


               Inventory                             29,425             29,425
               Non-marketable securities                  -             43,000

                Total current assets                 39,148             89,009

                 Property and equipment
                   Leasehold improvements           26,370            26,370
                   Computer equipment              118,424            113,510

                    Other                           62,179            62,179

                  Total                         $  206,973          $ 202,059


             Total  Assets                      $  246,121          $ 291,068


                             LIABILITIES AND STOCKHOLDERS' EQUITY

              Current Liabilities:
               Note Payable - Affiliate              32,612                  -
               Accounts Payable                      14,221                  -
               Taxes Payable                          (986)                  -

                  Total current liabilities        $ 45,847                  -


             Total liabilities                    $  45,847         $        -

             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares authorized;
                 5,140,100 and 5,140,100 shares
                 issued at December 31, 1998 and
                 March 31, 1998, respectively        10,280             10,280

              Preferred Stock 25,000,000 authorized
                 $.01 par value 5,000 and 5,000
                 issued at September 30, 1998 and
                   March 31, 1998, respectively          50                 50
             Additional paid in capital           1,181,678          1,181,678
              Retained Earnings                    (990,601)          (899,807)
             Less treasury stock, 7,496,223
                shares at cost                      (1,133)            (1,133)
                                                    200,274            291,068

                                                  $ 246,121          $ 291,068

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

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                              Nine Months Ended
                                                December 31,
                                                              Development Stage
                                                        1997  March 31,1998 to
                                                1998 Restated September 30,1998

          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                  $(90,794)$(1,732)  $(90,794)
           Adjustments to reconcile net income (loss)
              to net cash from operating activities:
           Depreciation and amortization          389               389
           (Gain) loss on disposal of assets   10,020            10,020
           Foreign Currency Adjustment            (4)               (4)
           Change in assets and liabilities:
             Accounts receivables and Prepaids (4,619)           (4,619)
             Taxes                              (986)             (986)


             Accounts payable and accrued
                expenses                       14,221  1,688     14,221
              Net cash provided (used) by
                 operating activities          19,021   (44)     19,021

          CASH FLOW FROM INVESTING ACTIVITIES:
           Loans Receivable                    (12,723)   -      (12,723)
           Loan Receivable Repayment           12,723     -      12,723
           Purchases of property and equipment (5,303)     -     (5,303)
           Sales of non-marketable securities  32,980      -     32,980

            Net cash provided (used )by
               investing activities            27,677      -     27,677

          CASH FLOW FROM FINANCING ACTIVITIES:
           Loan Payable                        32,612      -     32,612
           Net cash provided (used) by
              financing activities              32,612      -    32,612

          NET INCREASE (DECREASE) IN CASH      (11,484)  (44)    (11,484)

          CASH AT BEGINNING OF PERIOD           16,588     66     16,588

          CASH AT END OF PERIOD                 $5,104$    22    $ 5,104

          SUPPLEMENTAL INFORMATION:
           Cash paid for interest               $   - $     -    $    -

          SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:
           Loan Payable by the issuance of
              Preferred Stock                  $2,000,000


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

             The  Company  converted  an  outstanding  Note  due  to   Camelot
             Corporation for Preferred Shares in order to make it easier for the Company to seek outside funding. The Preferred Shares, Series B, carry a cumulative dividend of 10% of the outstanding value, per annum, payable in cash or stock. Dividends are payable only upon the declaration of the board of directors. The Preferred Shares shall not be subject to redemption unless VideoTalk is sold and the Corporation shall use up to $2,000,000 of the consideration received to redeem these Preferred Shares. The
             Preferred Shares shall pay an additional yield of 10% of any revenues from VideoTalk, payable quarterly, in addition to any dividends declared by the Board of Directors.

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

             Year 2000 Readiness Disclosure

             The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose
             significant  operational  problems   for  the  Company's computer
             systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.


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