Form 10KSB
period 1999-03-31
WINCROFT INC
filed 1999-06-30
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-KSB

       (Mark One)

       [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
       For the fiscal year ended 1999

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

  Issuer's  revenues  for   the  fiscal  year ended  March  31,  1999  were
  $10,224. The aggregate market value of the common shares held by non-affiliates was $4,314,275 as of June 8, 1999.

  The number of shares outstanding of the Registrants common stock no par value was 5,140,100.

  Documents Incorporated by reference:  NONE

                                   PART 1
  Item 1. Business

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

                           Bid                    Ask
     Quarter Ending

     April 30, 1997      .000156                   .25
     July 31, 1997       .000156                   .25
     October 31, 1997    .000156                   .25
     January 31, 1998    .000156                   .03
     March 31, 1998      .000156                   .03
     June 30, 1998          3.00                  3.00
     September 30, 1998     3.25                  3.25
     December 31, 1998      2.50                  3.00
     March 30, 1999        1.125                 1.125

  The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock, except for those options described in Item 11.

  As of June 8, 1999 there were approximately 370 shareholders of record of Registrant's Common Stock.

  Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

  Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

  During the year ended March 31, 1999 the Company had no activities other than the development of a marketing plan by management. Losses of $222,607 were due primarily to employee costs and rental expense ($299 for the previous period). On June 29, 1998, Registrant agreed with Camelot Corporation at the request of Registrant, to satisfy the outstanding Promissory Note payable to Camelot by Registrant in the amount of $2,000,000 by way of the issuance of $2,000,000 of Wincroft Non-voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Registrant on sales of VideoTalk [tm]. The
  Preferred Shares also call for redemption by Registrant in the event VideoTalk is sold. Registrant requested this action in order to assist in its fund raising capabilities. Registrant is seeking funds to pay for working capital and marketing expenditures. As its investment in VideoTalk is represented by goodwill, Registrant has written off its VideoTalk investment in its financial statements, but continues to seek opportunities to utilize the product.

  During the period under review the Company acquired a dormant company, Wincroft, (UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company has changed its fiscal year end from April 30 to March 31 and therefore the figures from last year are actually for the eleven months. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period. The revenues for the period were minor, and consisted of consulting fees received. Management has focused on researching and creating a marketing plan for VideoTalk and continued to gather research as it refined its marketing plan.

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

  Liquidity and Capital Resources

  The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. The Registrant sold non-marketable securities for cash in the amount of $32,980 resulting in a loss on non-marketable securities in the amount of $10,020. Net cash used by operating activities was $123,102 ($55 in 1998). Net cash provided by investing activities was $27,677 ($16,573 in 1998) and by financing activities was $68,656 (nil in 1998). During the period ended March 31, 1998, the Registrant issued shares for the acquisition of Meteor shares which investment was subsequently sold resulting in an increase in cash of $16,817.

  The Registrant has received loans from an entity related to the President.

  The Registrant's present needs for liquidity principally relates to its employees, facilities costs, marketing expenses, its obligations for SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems. Registrant will seek to raise funds by way of private placement of common or preferred shares to provide working capital and for marketing. Management believes that license fees received from VideoTalk will generate revenues and cash flow towards the end of the current financial period. Registrant has no plans for significant capital expenditures during the next twelve months. Management believes that cash provided by financing activities and licensing fees together with the present level of cash resources available to the Registrant will be sufficient for its needs over the next twelve months. There are no known trends demands, commitments or events that would result in or that is reasonably likely to result in the Company's equity increasing or decreasing in a material way other than the potential use of cash resources in the normal course of business or additional fund raising.

  Year 2000 Readiness Disclosure

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and will not have a material adverse effect on the Company's financial condition or results of operations.

  The Company believes that since the VideoTalk software is not date dependent there should be no Year 2000 problems. Any contracts to be entered into for suppliers of distributors of the VideoTalk software, should an agreement be reached, would require Year 2000 certifications to ensure Year 2000 compliance by those entities.

  Item 7. Financial Statement and Supplementary Data

  Independent Auditor's Report

  Financial Statements for March 31, 1999 and March 31, 1998

  Balance Sheets

  Statement of Operations

  Statement of Changes in Stockholders Equity

  Statement of Cash Flows

  Notes to Financial Statements

                         LARRY O'DONNELL, CPA, P.C.
             2280 South Xanadu Way, Suite 370, Aurora, CO  80014


  Board of Directors and Shareholders
  Wincroft, Inc.


  INDEPENDENT AUDITOR'S REPORT

  I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 1999 and the eleven months ended April 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 1999, and the results of its operations and its cash flows for the year ended March 31, 1999 and the eleven months ended March 31, 1998 in conformity with generally accepted accounting principles.



  Larry O'Donnell, CPA, P.C.
  June 25, 1999

                               WINCROFT, INC.
                                BALANCE SHEET

                                                 March 31, 1999
  ASSETS
  Current assets
    Prepaid expenses                                 $6,491
  Property and equipment
    Computer equipment                             118,813
    Other equipment                                  62,179
     Leasehold improvements                          26,370
                                                   207,362
     Less accumulated depreciation                   41,473
                                                   165,889

  TOTAL ASSETS                                    $172,380

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Bank overdraft                                $  10,185
     Accounts payable                                  25,078
     Loan payable-related party                        68,656

  TOTAL LIABILITIES                                 103,919

  Stockholders' Equity (Deficit):
   Common stock; 75,000,000
     Shares authorized
     No par value; ($0.002 stated value)
     5,140,100 issued and
     outstanding on March 31, 1999                      10,280
  Preferred stock, 25,000,000
     Shares authorized $.01
     par value; 7,000 issued and
     outstanding on March 31, 1999                          70
  Additional Paid in Capital                         1,181,658
  Retained earnings (deficit)
  (1,122,416)
  Treasury  Stock (7,496,223 shares at cost)             (1,133)

     TOTAL STOCKHOLDERS' EQUITY                         68,461

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                         $172,380

  The accompanying notes are an integral part of these financial statements.

                               WINCROFT, INC.
                           STATEMENT OF OPERATIONS

                      For the year ended  Eleven (11) Months ended
                           March 31, 1999      March 31, 1998

  Revenue                    $  10,223               $      -0-

  Expenses
  General and Administrative   222,180                      299

      Total Expenses           222,180                     (299)
  Loss from sale  of
     Securities                (10,020)
  Income (Loss) Before Provision
      for Income Taxes      $ (222,607)              $   (299)

  Provision for Income Taxes                                 -0-

  Net Income (Loss) From
      Operations            $ (222,607)              $   (299)

  Basic Income (Loss)
      Per Share             $    (.044)                  ---
      Weighted Average Number of
       Shares Outstanding    5,140,100               7,576,522

  The accompanying notes are an integral part of these financial statements.

                               WINCROFT, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the year ended March 31, 1999 and the 11 month period ending March
                                  31, 1998

                  Preferred              Common
                    Stock                Stock
                   Shares     Amount     Shares     Amount


Balance April 30,             0       0      749,400     1,499
1997

Acquisition of
Meteor Technology             0       0    6,787,998  $ 13,576
Shares

Retirement of
Shares for nil                0       0  (7,495,539)         0
consideration


Adjustment for
for 100-1 forward                 0       0    4,070,241     8,140
stock split

Write off of
accounts and
advances from
affiliates

Acquisition of            5,000     $50    1,028,000    $2,056
VideoTalk

Profit on sale of
securities
acquired from
related party

Net Profits for 11
months ended March            0       0            0         0
31, 1998

Balance March 31,         5,000     $50    5,140,100    10,280
1998

Conversion of note
payable to                2,000      20
preferred stock

Net Profit (Loss)
for Year Ended March
31, 1999

Balance March 31,         7,000     $70    5,140,100   $10,180
1999

The accompanying notes are an integral part of these financial statements.


                               WINCROFT, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the year ended March 31, 1999 and the 11 month period ending March 31, 1998

                 Additional     Retained    Treasury      Total
                   Paid-In      Earnings      Stock   Stockholders'
                   Capital      Deficit      Amount      Equity





Balance April 30,       881,198      (885,932)  $(1,133)     $ (4,368)
1997

Acquisition of
Meteor Technology             0              0         0       $13,576
Shares

Retirement of
Shares for nil                0              0         0             0
consideration


Ajustment for
100-1 forward             8,140              0         0             0
stock split

Write off of
accounts and              4,678                                  4,678
advances from
affiliates

Acquisition of          229,378              0         0    $5,002,056
VideoTalk

Profit on sale of
securities               59,573                                 59,573
acquired from
related party

Net Profits for 11
months ended March            0       (13,875)         0     $(13,875)
31, 1998

Balance March 31,     1,181,678      (899,807)  $(1,133)      $291,068
1998

Conversion of note
payable to                 (20)
preferred stock

Net Profit (Loss)
for Year Ended March 31 1999        (222,607)


Balance March 31,    $1,181,658   $(1,108,838)  $(1,133)      $ 68,461
1999

  The accompanying notes are an integral part of these financial statements.

                               WINCROFT, INC.
                          STATEMENTS OF CASH FLOWS







                                     For the year       Eleven (11)
                                     ended              Months ended
                                     March 31, 1999     March 31,1998

  CASH FLOWS FROM OPERATING ACTIVITIES
    Income (Loss) from Operations           $(222,607)  $      (299)

  Adjustments to reconcile net income to net cash received from operation activities:
              Depreciation                     41,473
              Loss from sale of securities     10,020
              (Increase) Decrease in:
              Prepaid expenses               (6,491)
              Inventory                      29,425
              Increase (Decrease) in:
              Accounts payable               25,078             244
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                    (123,102)            (55)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
     Purchase of equipment                    (5,303)
     Proceeds from sale of securities         32,980         16,573
  NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                     27,677       16,573

  CASH FLOWS FROM FINANCING  RESOURCES
     Proceeds from loans payable-related
        parties                               68,656

  NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                        68,656             ---

  INCREASE (DECREASE) IN CASH                (26,769)          16,518
  BEGINNING CASH BALANCE                      16,584              66

  ENDING CASH BALANCE                       $(10,185)         $16,584

  Schedule of Noncash Investing and Financing Activities for the eleven months ended March 31, 1998
  Common Stock issued to acquire investment                   $13,576
  Acquisition of VideoTalk through issuance of:
     Common and preferred stock                               231,484
     Promissory note                                          -
  Sale of investment for nonmarketable securities              43,000

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

                The financial statements include the information for the subsidiary, Wincroft (UK), Ltd. acquired by the Company during the period under review for 1 pound. Wincroft (UK), Ltd. had no operations before it was acquired Adjustments were made to eliminate intercompany transactions and for the conversion of Wincroft
                (UK), Ltd.'s numbers from pounds to US Dollars. The conversion from British Pounds to US Dollars is based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at March 31, 1999, one pound equals $1.67650.

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

                Capital Stock

                The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of May 19, 1998. The number of common shares issued and outstanding are 5,140,100, no par value at March 31, 1998 (post forward split) and 5,000 $0.01 par value preferred shares as a result of the shareholders approval at the meeting held May 18, 1998. The number of common shares issued and outstanding are 5,140,100, no par value at March 31, 1998 (post forward split) and 7,000 $0.01 par value preferred shares at March 31, 1999.

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

       NOTE B:  Income Taxes

                The   Company    has    incurred    approximately
                $1,200,000 in net operating losses. The expiration dates for the net operating loss carry forwards are from 1998 through 2018. Use of these net operating loss carry forwards is dependent on future taxable income. Deferred tax assets of $350,000 have been offset entirely by a valuation allowance.

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

                On March 31, 1998, Registrant entered into a conditional agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to acquire the VideoTalk product for Third Planet Publishing, Inc.'s cost of $7,002,056 payable by way of the issuance of common stock, preferred stock and a Promissory Note. The assets were valued at Third Planets Publishing, Inc.'s carring value of tangible assets of $231,484. This transaction required shareholder approval which was forthcoming 18th May, 1998. The note was converted to preferred stock during the year ended March 31, 1999.

                For and the year ended March 31, 1999 the  eleven
                (11) months ending March 31, 1998 the Company incurred stock transfer fees to a Company associated with Mr. Wettreich, the previous President of the Company in the amounts of $2,593 and $814, respectively. During the period ended March 31, 1998, $4,134 was written off.

                On June 29, 1998, Registrant agreed with Camelot Corporation at the request of Registrant, to satisfy the outstanding Promissory Note payable to Camelot by Registrant in the amount of $2,000,000 by way of the issuance of $2,000,000 of Wincroft Non-voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Registrant on sales of VideoTalk [tm]. The Preferred Shares also call for redemption by Registrant in the event
                VideoTalk is sold. Registrant requested this action in order to assist in its fund raising capabilities. Registrant is seeking funds to pay for working capital and marketing expenditures.

    NOTE E:  Lease commitment

                Wincroft (UK), Ltd. has a lease for office facilities which has been classified as an operating lease. The lease requires annual payments of approximately $32,500 with ending in 2008. On March 1st, 2003 the payment may increase based on an inflation index. During the year ended March 31, 1999 rent expense of approximately $24,000 was recorded. Future minimum lease payments are approximately $32,500 for each of the five years ending March 31, 2004.

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


                                PART III

       Item 9.  Directors and Executive Officers of the
       Registrant

       The following persons serve as Directors and/or Officers of the Registrant:

       Name             Age   Position     Period Served Term
                                                         Expires

       Jason Conway     31    President,   May 1998      Next
                              Treasurer                  Annual
                              Director                   Meeting

       Duncan James     39    Director     May 1998      Next
                                                         Annual
                                                         Meeting

       Jeffrey Graham   52    Director     May 1998      Next
                                                        Annual
                                                         Meeting

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

       Duncan F. James

       Duncan F. James is a Director of the Company since May 1998. He is the principal of Duncan James Computer Consultants, an independent computer systems consultancy business since March 1998. Previously he was Manager of Technology for DigiPhone International Limited since October 1996. He was a Lecturer in Computer Science and
              Communications  with Middlesex University,  London,
       England from October 1994 and previously he was Operations Manager for Ahead of Our Time Records Limited an independent record label. He has a Bachelor of Science in Applied Computing from Middlesex University in the U.K.

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

       Name and Address of         Amount and Nature of     Percent
       Beneficial Owner            Beneficial Ownership    of Class

       Jason Conway                       1,961,600          38.15%
       Elthorne Gate, 64 High Street
       Pinner, Middlesex HA5 5QA,England

       Duncan James                         10,000 (1)         0.0%
       34 Charteris Road, Finsbury Park,
       Islington, London N4 3AB, England

       Jeffrey Graham                        10,000 (2)        0.0%
       69 Cat Hill
       Barnet, Herts, EN4 8HP, England

          All Officers and Directors as    1,981,600 (1)(2)  38.15%
                 a group (3 persons) (1)(2)

       Abuja Consultancy, Ltd.             600,000           11.67%
       Oceanic House
       P.O. Box 107
       Duke Street
       Grand Turk
       Turks & Caicos Islands

       Mick Y. Wettreich                  1,542,000 (3)         30%
       34 Monarch Ct.
       Lyttleton Road
       London England  N2ORA

       Daniel  Wettreich                  825,000 (4)        16.05%
       6959 Arapaho, Suite 122
       Dallas, Texas  75248


       (1) Includes 10,000 options granted to Duncan James, which options are not exercised.

       (2) Includes 10,000 options granted to Jeffrey Graham, which options are not exercised.

       (3) Includes 600,000  shares owned  by Abuja  Consultancy,
          Ltd. which is affiliated with Mick Y. Wettreich.

       (4) 700,000 of these shares are owned by Texas Country Gold Development, Inc. and 125,000 by Forme Capital, Inc., both of which companies Mr. Wettreich is a director. Mr. Wettreich has disclaimed any beneficial interest in these shares.

       Item 12.  Certain Relationships and Related Transactions

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

       On June 29, 1998, Registrant agreed with Camelot Corporation at the request of Registrant, to satisfy the outstanding Promissory Note payable to Camelot by Registrant in the amount of $2,000,000 by way of the issuance of $2,000,000 of Wincroft Non-voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Registrant on sales of VideoTalk [tm]. The Preferred Shares also call for redemption by Registrant in the event VideoTalk is sold.

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
              File No. 0-12122

         3(b)    Bylaws:Incorporated by Reference as immediately
       above

         22(a)Subsidiaries:       Wincroft (UK) Limited

         Reports on Form 8-K
         Report dated May 12, 1998 reporting Item 4.
         Report dated June 29, 1998 reporting Item 5

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

       Date: June 30, 1999

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


       Date: June 30, 1999

       By:  /s/ Duncan James
             Duncan James, Director


       Date: June 30, 1999


       By:  /s/ Jeffrey Graham
            Jeffrey Graham, Director