Form 10QSB
period 1999-06-30
WINCROFT INC
filed 1999-09-07
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-QSB

             (Mark One)

             xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1999

             oTransition report under Section  13 or 15  (d) of the  Exchange
        Act

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

                                   WINCROFT, INC.
                                   and subsidiary

                                      I N D E X


                                                         Page No.

        Part I         FINANCIAL INFORMATION:

                  Item 1.   Condensed Balance
                            Sheets                             3

                            Condensed Statements of
                            Operations                         4

                            Condensed Statements of
                            Cash Flows                         5

                            Notes to Condensed
                            Financial Statements
                            (unaudited)                        7

                  Item 2.   Management's Discussion
                            and Analysis of Financial
                            Condition and Results of
                            Operations                         7

        Part II        OTHER INFORMATION                       8

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                 June 30, 1999   March 31, 1999
                                                  (Unaudited)        (Audited)

              Current Assets:
              Cash                               $      441         $    6,491

              Property and equipment
               Leasehold improvements                     -             26,370
               Computer equipment                         -            118,813
               Other                                      -             62,179

                                                        441            207,362

              Less Accumulated Depreciation               -             41,473
                                                        441            165,889

                Total  Assets                     $     441          $ 172,380


                             LIABILITIES AND STOCKHOLDERS' EQUITY


             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
                Bank overdraft                   $        -          $  10,185
                Accounts payable                      6,833             25,078
                Loan payable-related party                -             68,656

             TOTAL LIABILITIES                   $    6,833          $ 103,919

             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares
                 authorized; 5,140,100 and
                 5,140,100 shares issued
                 at June 30, 1999 and
                 March 31, 1999, respectively        10,280             10,280
               Preferred Stock 25,000,000
                 authorized $.01 par value
                 5,000 and 5,000 issued at
                 June 30, 1999 and
                 March 31, 1999, respectively            70                 70
             Additional paid in capital           1,181,658          1,181,658
              Retained Earnings (Deficit)        (1,197,267)        (1,122,416)

             Less treasury stock, 7,496,223
               shares at cost                        (1,133)            (1,133)
                                                     (6,392)            68,461

                                                  $     441          $ 172,380

             See accompanying notes to these financial statements.

                                 WINCROFT, INC. and subsidiary

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                   Three Months Ended
                                                       June 30,
                                                 1999              1998


          Sales                               $       -          $       -

          Cost of Sales                               -                  -

          Gross Profit                                -                  -

          Operating Expenses:
           Administrative expenses              (2,033)               (40)


            Total Operating Expenses            (2,033)               (40)

          Write off of uncollectible loans
           to former subsidiary                (46,040)                  -
          Write off of leasehold improvements  (26,370)                  -
          Write off of computer equipment     (113,510)                  -
          Write off of other equipment         (62,179)                  -

          Net Income (Loss)                  $(248,099)          $    (40)

          Net Income (Loss) per share*       $   (.049)          $       *

          Weighted Average Number of
            Shares outstanding                5,140,100           5,140,100

          *less than (.01) per share


          See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                       Three Months Ended
                                                           June  30,
                                                         1999         1998

             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                        $(248,099)  $    (40)
             Adjustments to reconcile net income (loss)
              to net cash from operating activities:
             Non cash transactions                      246,066          -
                   Net cash used by operating
                       activities                        (2,033)       (40)

             CASH FLOW FROM INVESTING ACTIVITIES:

                Net cash used by investing activities       -             -

             CASH FLOW FROM FINANCING ACTIVITIES:

                Net cash provided (used) by
                     financing activities                   -             -

             NET INCREASE (DECREASE) IN CASH             (2,033)       (40)

             CASH AT BEGINNING OF PERIOD                  2,447     16,588

             CASH AT END OF PERIOD                    $     414  $  16,584

             SUPPLEMENTAL INFORMATION:
             Cash paid for interest                   $      -   $       -

             See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                               SCHEDULE OF NONCASH ACTIVITIES
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                       Three Months Ended
                                                            June 30,
                                                         1999         1998


             During the period, Wincroft settled
             an outstanding note payable by the
             issuance of $2,000,000 of Preferred
             Stock.                                  $2,000,000          -


             During the period, the Company wrote
             off the following:
              Uncollectible loans
                to former subsidiary                  46,040             -
              Leasehold improvements                  26,370             -
              Computer equipment                     113,510             -
              Other equipment                         62,179             -


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

             In  the opinion of management,  all  adjustments  (consisting  of
             normal  recurring  accruals)  considered   necessary  for  a fair
             presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 1999.

             Item 2.Management  Discussion and Analysis  of Financial Condition
                    and Results of Operations

             Management has not received any acceptable proposals for its VideoTalk product, and has decided to cease any marketing efforts.

             During the period under review the Company sold its marketing subsidiary in the United Kingdom, Wincroft,(UK), Ltd., for a nominal amount and wrote off intercompany debt as uncollectible. Management decided to write off its remaining assets related to VideoTalk. There were no revenues for the period. The Company is now seeking merger opportunities.

             Liquidity and Capital Resources

             The Registrant  has  met its  shortfall  of funds  from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $2,033 ($40 in 1998). Net cash used by investing activities was $0 ($0 in 1998) and by financing activities was $0 ($0 in 1998).

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




             Date: August 15, 1999