Form 10KSB/A
period 1999-03-31
WINCROFT INC
filed 1999-11-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-KSB/A

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



          Larry O'Donnell, CPA, P.C.
          November 15, 1999

                                   WINCROFT, INC.
                                    BALANCE SHEET

                                                        March 31, 1999
          ASSETS
          Current assets
            Prepaid expenses                              $      6,491
          Property and equipment
            Computer equipment                                 118,813
            Other equipment                                     62,179
             Leasehold improvements                             26,370
                                                               207,362
             Less accumulated depreciation                      41,473
                                                               165,889

          TOTAL ASSETS                                    $    172,380

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Bank overdraft                               $     10,185
             Accounts payable                                   25,078
             Loan payable-related party                         68,656

          TOTAL LIABILITIES                                    103,919

          Stockholders' Equity (Deficit):
           Common stock; 75,000,000
             Shares authorized
             No par value; ($0.002 stated value)
             5,140,100 issued and
             outstanding on March 31, 1999                      10,280
          Preferred stock, 25,000,000
             Shares authorized $.01
             par value; 7,000 issued and
             outstanding on March 31, 1999                          70
          Additional Paid in Capital                         1,168,082
          Retained earnings (deficit)                       (1,108,838)
          Treasury  Stock (7,496,223 shares at cost)            (1,133)

             TOTAL STOCKHOLDERS' EQUITY                         68,461

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                        $   172,380

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

                                   WINCROFT, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the year ended March 31, 1999 and the 11 month period ending
                                   March 31, 1998

                         Preferred              Common
                           Stock                 Stock
                           Shares    Amount     Shares      Amount


     Balance April 30,            0        0      749,400     1,499
     1997

     Acquisition of
     Meteor Technology            0        0    6,787,998  $ 13,576
     Shares

     Retirement of                0        0  (7,495,539)  (14,991)
     Shares for nil
     consideration

     Adjustment for
     100-1 forward                0        0    4,070,241     8,140
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
     preferred stock

     Net Profit (Loss)
     for
     Year Ended March
     31, 1999

     Balance March 31,        7,000      $70    5,140,100   $10,280
     1999

     The accompanying notes are an integral part of these financial statements.

                                   WINCROFT, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
          For the year ended March 31, 1999 and the 11 month period ending
                                   March 31, 1998

                         Additional    Retained     Treasury     Total
                          Paid-In      Earnings      Stock    Stockholders'
                           Capital       Deficit      Amount      Equity


     Balance April 30,      881,198      (885,932)  $(1,133)     $ (4,368)
     1997

     Acquisition of
     Meteor Technology     (13,576)              0         0            $0
     Shares
     Retirement of
     Shares for nil          14,991              0         0             0
     consideration

     Adjustment for
     100-1 forward          (8,140)              0         0             0
     stock split

     Write off of
     accounts and             4,678                                  4,678
     advances from
     affiliates

     Acquisition of         229,378              0         0      $231,484
     VideoTalk

     Profit on sale of
     securities              59,573                                 59,573
     acquired from
     related party

     Net Profits for 11
     months ended March           0          (299)         0        $(299)
     31, 1998

     Balance March 31,    1,168,102      (886,231)  $(1,133)      $291,068
     1998

     Conversion of note
     payable to                (20)
     preferred stock

     Net Profit (Loss)
     for                                 (222,607)               (222,607)
     Year Ended March
     31, 1999

     Balance March 31,   $1,168,082   $(1,108,838)  $(1,133)      $ 68,461
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

                                   WINCROFT, INC.
                            NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999 and March 31, 1998


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

                       On  May 15,  1997, the  then President  of
                       the  Company, Daniel Wettreich  subscribed
                       for  6,787,998 common  shares and  on  May
                       20, 1997  he exchanged 6,029,921 of  those
                       shares  for common shares  in Adina,  Inc.
                       Adina    exchanged   those   shares    for
                       Preferred  shares in  Camelot  Corporation
                       which then had control of the  Registrant.
                       On  20th March, 1998, Camelot  transferred
                       51% of the then outstanding shares in  the
                       Registrant  to  Forsam  Venture   Funding,
                       Inc.   Mr.  Wettreich  is
                       an  officer  and
                       director of Camelot, Adina and Forsam.  On
                       March  31,  1998 Forsam  Venture  Funding,
                       Inc.  surrendered 7,495,539 shares to  the
                       Company for  the treasury and they are  no
                       longer outstanding.   The Company did  not
                       pay  Forsam  Venture  Funding,  Inc.   any
                       compensation  for the surrendering of  the
                       shares.   The 6,686,998 shares  subscribed
                       by Daniel  Wettreich on May 15, 1997  were
                       exchanged  for shares he  owned of  Meteor
                       Technology,    plc   ("Meteor").       The
                       investment   in  Meteor   was  valued   at
                       $13,576 which equaled the stated value  of
                       the  subscribed  shares.    The  Company's
                       holding in Meteor was sold on March  23rd,
                       1998  for $59,573 resulting  in a gain  of
                       $45,997.   Because  the Company's  holding
                       in Meteor was temporary, the results of Meteor's operations were not recognized or disclosed in the Company's financial statements.

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

                                    PART III

               Item 9. Directors and Executive Officers of the
               Registrant

               The following persons serve as Directors and/or
               Officers of the Registrant:

               Name            Age   Position    Period    Term
                                                 Served    Expires

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

               Date:   November 15, 1999

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


               Date:  November 15, 1999

               By:  /s/ Duncan James
                    Duncan James, Director


               Date:  November 15, 1999


               By:  /s/ Jeffrey Graham
                    Jeffrey Graham, Director