Form 10QSB/A
period 1999-06-30
WINCROFT INC
filed 1999-11-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC  20549

                                         FORM 10-QSB/A

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

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                 June 30, 1999  March 31, 1999
                                                  (Unaudited)      (Audited)

              Current Assets:
              Cash                               $     461          $   6,491
              Property and equipment
               Leasehold improvements                     -             26,370
               Computer equipment                         -            118,813
               Other                                      -             62,179

                                                        461            207,362

              Less Accumulated Depreciation               -             41,473
                                                        461            165,889

                Total  Assets                     $     461          $ 172,380


                             LIABILITIES AND STOCKHOLDERS' EQUITY


             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
                Bank overdraft                   $        -          $  10,185
                Accounts payable                      4,833             25,078
                Loan payable-related party                -             68,656

             TOTAL LIABILITIES                   $    4,833          $  103,919


             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares
                 authorized;  5,140,100 and
                 5,140,100 shares issued
                 at June 30, 1999 and March 31, 1999,
                 respectively                        10,280             10,280
               Preferred Stock 25,000,000 authorized
                 $.01 par value 5,000 and 5,000
                 issued at June 30, 1999 and
                 March 31, 1999, respectively            70                 70
             Additional paid in capital           1,168,082          1,168,082
              Retained Earnings (Deficit)        (1,181,671)        (1,108,838)

             Less treasury stock, 7,496,223
                shares at cost                      (1,133)            (1,133)
                                                    (4,372)             68,461

                                                  $     461          $  172,380

             See accompanying notes to these financial statements.

                                 WINCROFT, INC. and subsidiary

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                   Three Months Ended
                                                       June 30,
                                                 1999              1998


          Sales                              $        -          $       -

          Cost of Sales                               -                  -

          Gross Profit                                -                  -

          Operating Expenses:
           Administrative expenses                (513)               (40)


            Total Operating Expenses              (513)               (40)

          Write off of uncollectible loans
           to former subsidiary                (43,507)                  -
          Write off of leasehold improvements  (20,958)                  -
          Write off of computer equipment      (93,510)                  -
          Write off of other equipment         (47,179)                  -

          Net Income (Loss)                  $(205,667)          $    (40)

          Net Income (Loss) per share*       $   (.040)          $       *

          Weighted Average Number of
            Shares outstanding                5,140,100            5,140,100

          *less than (.01) per share

          See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                       Three Months Ended
                                                           June  30,
                                                         1999             1998

             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                        $(205,667)    $  (40)
             Adjustments to reconcile net income (loss)
              to net cash from operating activities:
             Non cash transactions                    205,154             -
                   Net cash used by operating
                      activities                        (513)          (40)

             CASH FLOW FROM INVESTING ACTIVITIES:
                Net cash used by investing activities       -             -

             CASH FLOW FROM FINANCING ACTIVITIES:
                Net cash provided (used) by financing
                     activities                             -             -

             NET INCREASE (DECREASE) IN CASH            (513)          (40)

             CASH AT BEGINNING OF PERIOD                  974        16,588

             CASH AT END OF PERIOD                     $  461       $16,584

             SUPPLEMENTAL INFORMATION:
             Cash paid for interest                   $    -        $     -

             See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                               SCHEDULE OF NONCASH ACTIVITIES
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                       Three Months Ended
                                                            June 30,
                                                         1999         1998


             During the period, Wincroft settled
             an outstanding note payable by the
             issuance of $2,000,000 of Preferred
             Stock.                                       -         $2,000,000



             During the period, the Company wrote
             off the following:
              Uncollectible loans
                to former subsidiary                  43,507             -
              Leasehold improvements                  20,958             -
              Computer equipment                      93,510             -
              Other equipment                         47,179             -


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

             Liquidity and Capital Resources

             The Registrant  has  met its  shortfall  of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $513 ($40 in 1998).
              Net cash used by investing activities  was $0 ($0 in 1998) and  by financing activities was $0 ($0 in 1998).

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




             Date: November 15, 1999