Form 10QSB
period 1999-09-30
WINCROFT INC
filed 1999-11-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC  20549

                                          FORM 10-QSB

                  (Mark One)

                  xQuarterly  report  under  Section  13,  or  15  (d)  of   the
             Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1999

                  oTransition report under Section 13 or 15 (d) of the  Exchange
             Act

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

                                 WINCROFT, INC. and subsidiary
                                PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                             September 30, 1999 March 31, 1999
                                                  (Unaudited)        (Audited)

              Current Assets:
              Cash                               $       348    $         6,491

              Property and equipment
               Leasehold improvements                     -             26,370
               Computer equipment                         -            118,813
               Other                                      -             62,179

                                                        348            207,362

              Less Accumulated Depreciation               -             41,473
                                                        348            165,889

                Total  Assets                     $     348          $ 172,380


                             LIABILITIES AND STOCKHOLDERS' EQUITY


             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
                Bank overdraft                   $        -         $   10,185
                Accounts payable                      3,046             25,078
                Loan payable-related party                -             68,656

             TOTAL LIABILITIES                   $    3,046         $  103,919


             Stockholders' Equity (Deficit):
               Common stock no par value,
                 75,000,000 shares
                 authorized;  5,140,100
                 and 5,140,100 shares issued
                 at September 30, 1999 and
                 March 31, 1999, respectively        10,280             10,280
               Preferred Stock 25,000,000
                 authorized $.01 par value
                 5,000 and 5,000 issued at
                 September 30, 1999 and
                 March 31, 1999, respectively            70                 70
             Additional paid in capital           1,168,082          1,168,082
              Retained Earnings (Deficit)        (1,179,997)        (1,108,838)

             Less treasury stock, 7,496,223
                shares at cost                      (1,133)            (1,133)
                                                    (2,698)             68,461

                                                  $     348          $ 172,380

             See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                      Three Months Ended  Six Months Ended
                                        September 30,       September 30,


                                      1999         1998    1999       1998

          Sales                       $   0    $10,224 $   -     $10,224

          Cost of Sales                   -         -      -          -

          Gross Profit                    -         -      -          -

          Operating Expenses:
           Administrative expenses    (1,674)  (18,750)(1,161)   (22,751)

            Total Operating Expenses  (1,674)  (18,750)(1,161)   (22,751)

          Write off of uncollectible loans
           to former subsidiary           -         -  (43,507)       -
          Write off of leasehold
           improvements                   -         -  (20,958)       -
          Write off of computer equipment -         -  (93,510)       -
          Write off of other equipment    -         -  (47,179)       -
          Realized Loss on Sale of
           Securities                     -    (10,020)    -     (10,020)

          Net Income (Loss)           (1,674)  (18,546)(203,993) (22,547)

          Net Income (Loss) per share*    *         *  (0.40)         *

          Weighted Average Number of 5,140,1005,140,100 5,140,100 5,140,100
            Shares outstanding

          *less than (.01) per share


          See accompanying notes to these financial statements.

                                WINCROFT, INC. and subsidiary
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                        Six Months Ended
                                                          September 30,

                                                       1999        1998

          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                           $1,674    $(22,547)
           Adjustments to reconcile net income (loss)
              to net cash from operating activities:
           Depreciation and amortization                   -          -
           (Gain) loss on disposal of assets                          -
           Foreign Currency                                -        389
           Change in assets and liabilities:
             Accounts receivables and Prepaids             -     (3,944)
             Taxes                                         -        460
             Accounts payable and accrued expenses     1,786      4,064
              Net cash used by operating activities    (113)     (11,562)

          CASH FLOW FROM INVESTING ACTIVITIES:
           Loan Receivable                                 -     (10,988)
           Purchases of property and equipment             -     (2,975)
           Sales or Purchases of marketable securities     -     32,980

            Net cash used by investing activities          -     (19,017)

          CASH FLOW FROM FINANCING ACTIVITIES:
           Net cash provided (used) by
              financing activities                          -         -

          NET INCREASE (DECREASE) IN CASH               (113)     7,455

          CASH AT BEGINNING OF PERIOD                     461    16,588

          CASH AT END OF PERIOD                        $  348    $24,043

          SUPPLEMENTAL INFORMATION:
           Cash paid for interest                      $    -    $    -


                                WINCROFT, INC. and subsidiary
                               SCHEDULE OF NONCASH ACTIVITIES
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                        Six Months Ended
                                                         September 30,
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

             Liquidity and Capital Resources

             The Registrant  has  met its  shortfall  of funds  from  operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $113 ($7,455 in 1998). Net cash used by investing activities was $0 ($19,017 in
             1998) and by financing activities was $0 ($0 in 1998).

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