Form 10KSB/A
period 1998-03-31
WINCROFT INC
filed 2000-01-25
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB/A

                                   Amendment No. 4

               (Mark One)

               [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
               For the fiscal year ended March 31, 1998

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



          Larry O'Donnell, CPA, P.C.
          May 21, 1998

                                   WINCROFT, INC.
                                    BALANCE SHEET

                                                        March 31, 1998
          ASSETS
          Current assets
            Cash                                          $16,584
              Inventory                                   29,425
              Non marketable securities                    43,000
          Total current assets                            89,009

          Property and equipment
          Leasehold improvements                          26,370
          Computer equipment                              113,510
          Other
                                                             202,059

          TOTAL ASSETS                                    $  291,068

          LIABILITIES AND STOCKHOLDERS' EQUITY

             TOTAL LIABILITIES

          Stockholders' Equity (Deficit)
           Common stock; 75,000,000
             Shares authorized
             No par value; ($0.002 stated value)
             5,140,100 issued and
             outstanding on March 31, 1998                       10,280
          Preferred stock, 25,000,000
             Shares authorized $.01
             par value; 5,000 issued and
             outstanding on March 31, 1998                            50
          Additional Paid in Capital                        1,168,102
          Retained Earnings (Deficit)                        (886,231)
          Treasury  Stock (7,496,223 shares at cost)            (1,133)

             TOTAL STOCKHOLDERS' EQUITY                       291,068

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                       $   291,068

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

                                   WINCROFT, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the 11 month period ending March 31, 1998 and the years ended
                                   April 30, 1997

                             Preferred            Common
                               Stock              Stock
                              Shares    Amount    Shares      Amount

           Balance April             0       0  74,940,317     $9,481
           30, 1996

           Adjustment for
           1-100 reverse                       (74,190,917)    (7,982)
           stock split

           Net Profit for
           Year Ended April          0       0           0          0
           30, 1997

           Balance April             0       0     749,400      1,499
           30, 1997
           Acquisition of
           Meteor                    0       0   6,787,998    $13,576
           Technology
           Shares
           Retirement of
           Shares for nil            0       0 (7,495,539)   (14,991)
           consideration

           Write off of
           accounts and
           advances of
           affiliates

           Adjustment for
           100-1 forward             0       0   4,070,241      8,140
           stock split

           Acquisition of        5,000     $50   1,028,000     $2,056
           VideoTalk

           Profit on sale
           of securities
           acquired from
           related parties

           Net Profits for
           11 months ended           0       0           0          0
           March 31, 1998

           Balance March         5,000     $50   5,140,100     10,280
           31, 1998

          The accompanying notes are an integral part of these financial statements.

                                   WINCROFT, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the 11 month period ending March 31, 1998 and the years ended
                                   April 30, 1997

                             Additional  Retained  Treasury    Total
                              Paid-In  Earnings    Stock   Stockholders'
                              Capital    Deficit   Amount     Equity

          Balance April       $873,216  $(885,932)  $(1,133)  $(4,368)
          30, 1996

          Adjustment for
          1-100 reverse          7,982
          stock split

          Net Profit for
          Year Ended April           0          0         0         0
          30, 1997

          Balance April        881,198  (885,932)  $(1,133)  $(4,368)
          30, 1997
          Acquisition of
          Meteor              (13,576)          0         0        $0
          Technology
          Shares
          Retirement of
          Shares for nil        14,991          0         0         0
          consideration

          Write off of
          accounts and           4,678                          4,678
          advances of
          affiliates

          Adjustment for
          100-1 forward        (8,140)          0         0         0
          stock split

          Acquisition of       229,378          0         0  $231,484
          VideoTalk

          Profit on sale
          of securities         59,573                         59,573
          acquired from
          related parties

          Net Profits for
          11 months ended            0      (299)         0     (299)
          March 31, 1998

          Balance March      1,168,102  (886,231)  $(1,133)  $291,068
          31, 1998

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