Form 10KSB/A
period 1999-03-31
WINCROFT INC
filed 2000-01-25
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-KSB/A

                                   AMENDMENT NO. 2
               (Mark One)

               [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
               For the fiscal year ended March 31, 1999

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

          Acquisition and Divestments History

          The Company restructured during 1986 with unrealizable assets being written off and the name of the Registrant being changed to Apache Resources Limited. Subsequently, the Company changed its name to Danzar Investment Group, Inc. and formed, developed and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., WorthCorp, Inc., Forme Capital, Inc., and Whitehorse Oil and Gas Corporation, Inc. Following these distributions the Company had no investments in these companies. From 1988 to
          1997 the Company had no business activities. Following a change in the Registrants name to Alexander Mark Investments
          (USA), Inc., the Company in May 1997 acquired a controlling interest in a U.K. public company, Meteor Technology, plc. of which Mr. Daniel Wettreich, the then President of the Company, was an officer and director. Mr. Wettreich is also an officer and director of Camelot Corporation which became the controlling shareholder of the Registrant at that time. On 20th March, 1998, Camelot

          Corporation transferred 51% of the outstanding shares in the Company to Forsam Venture Funding, Inc., a company affiliated with Mr. Wettreich. On 23rd March, 1998, the Company disposed of its sole asset being its shareholding in Meteor Technology, plc for $59,573. On 31st March 1998, the Company entered into an agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to purchase at Third Planet's historical cost all rights, title and interest to VideoTalk for $7,002,056 payable by the issuance of common and preferred shares in the Registrant and a Promissory Note in the amount of $2,000,000. The assets were valued at Third Planet Publishing's recorded value of $231,484. The purchase was conditional upon shareholder approval of the transaction and the completion of the acquisition of the majority of the outstanding stock of the Registrant by Mr. Jason Conway. These transactions were approved by shareholders on May 18, 1998 as well as the approval of a 100 for 1 forward stock split to increase the number of shares outstanding and various amendments to the Articles of Incorporation amongst other things.

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

          Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Registrant on sales of VideoTalk [tm]. The Preferred Shares also call for redemption by Registrant in the event VideoTalk is sold. Registrant requested this action in order to assist in its fund raising capabilities. Registrant is seeking funds to pay for working capital and marketing expenditures. Subsequent to March 31, 1999, as its investment in VideoTalk is represented by goodwill, Registrant has written off its VideoTalk investment in its financial statements, but continues to seek opportunities to utilize the product.

          During the period under review the Company acquired a dormant company, Wincroft, (UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company has changed its fiscal year end from April 30 to March 31 and therefore the figures from last year are actually for the eleven months. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period. The revenues for the period were minor, and consisted of consulting fees received. The profits were recorded in Stockholders' Equity due to the related party nature of the transaction. Management has focused on researching and creating a marketing plan for VideoTalk and continued to gather research as it refined its marketing plan.

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


          Board of Directors and Shareholders
          Wincroft, Inc.


          INDEPENDENT AUDITOR'S REPORT

          I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 1999 and the eleven months ended March 31, 1998. These financial statements are the
          responsibility   of   the    Company's   management.       My
          responsibility is to express an opinion on these financial statements based on my audit.

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

                                   WINCROFT, INC.
                               STATEMENT OF OPERATIONS



                              For the year ended  Eleven (11) Months ended
                                   March 31, 1999      March 31, 1998

          Revenue                    $  10,223               $      -0-

          Expenses
          General and Administrative   222,810                      299

              Total Expenses           222,810                     (299)

          Loss from sale  of
             Securities                (10,020)

          Income (Loss) Before Provision
              for Income Taxes      $ (222,607)              $   (299)

          Provision for Income Taxes                                 -0-

          Net Income (Loss) From
              Operations            $ (222,607)              $   (299)


          Basic Income (Loss)
              Per Share             $    (.04)      ---
              Weighted Average Number of
               Shares Outstanding    5,140,100              7,576,522

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

                         Additional    Retained     Treasury     Total
                          Paid-In      Earnings      Stock    Stockholders
                                                                   '
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

                                   WINCROFT, INC.
                              STATEMENTS OF CASH FLOWS

                                            For the year       Eleven (11)
                                            ended              Months ended
                                            March 31, 1999     March 31,1998


          CASH FLOWS FROM OPERATING ACTIVITIES
            Income (Loss) from Operations      $(222,607)      $     (299)

          Adjustments to reconcile net income to net cash received from operation activities:
                      Depreciation                     41,473
                      Loss from sale of securities     10,020
                      (Increase) Decrease in:
                      Prepaid expenses               (6,491)
                      Inventory                      29,425
                      Increase (Decrease) in:
                      Accounts payable               25,078            244
          NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                    (123,102)           (55)

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
             Purchase of equipment                    (5,303)
             Proceeds from sale of securities         32,980        16,573
          NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                     27,677       16,573

          CASH FLOWS FROM FINANCING  RESOURCES
             Cash overdraft                     10,185
             Proceeds from loans payable-related
                parties                               68,656

          NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                        78,841          ---

          INCREASE (DECREASE) IN CASH                (16,584)      16,518
          BEGINNING CASH BALANCE                      16,584           66

          ENDING CASH BALANCE                       $(0)          $16,584

          Schedule of Noncash Investing and Financing Activities for the
          eleven months ended March 31, 1998
          Common Stock issued to acquire investment              $13,576
          Acquisition of VideoTalk through issuance of:
             Common and preferred stock                          231,484
             Promissory note                                          -
          Sale of investment for nonmarketable
              securities                              43,000

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

                                        PART III

               Item 9. Directors and Executive Officers of the
               Registrant

               The following persons serve as Directors and/or
               Officers of the Registrant:

               Name            Age   Position     Period Served   Term
                                                                  Expires

               Jason Conway    31    Chairman   May 1998           Next
                                     Chief Executive Officer      Annual
                                   President                      Meeting
                                   Treasurer
                                   Director
               Duncan James    39    Director     May 1998        Next
                                                                  Annual
                                                                  Meeting

               Jeffrey Graham  52    Director     May 1998        Next
                                                                  Annual
                                                                  Meeting

               Jason Conway

               Jason Conway is a Director, President, Chairman and Chief Executive Officer of the Company since May 1998. He was a Director of Meteor Technology plc a U.K. software and telecommunications public company from 1996 to March 1998 where he was responsible for the worldwide marketing of computer videoconferencing and Internet software. He was previously from 1989 an executive with National Car Parks, the largest car park company in the UK culminating in his appointment as a Regional Director in 1995. He is a Chartered Surveyor and has a Bachelor of Science in Estate Management from South Bank University in London.

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