Form 10QSB/A
period 1999-09-30
WINCROFT INC
filed 2000-01-25
CIK 726435

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

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                September 30, 1999
                                               (Unaudited)        (Audited)

           Current Assets:
           Cash                               $      348          $   6,491

           Property and equipment
            Leasehold improvements                     -             26,370
            Computer equipment                         -            118,813
            Other                                                         -

                                                       -            207,362

           Less Accumulated Depreciation               -             41,473
                                                     348            165,889

             Total  Assets                     $     348          $ 172,380

                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Bank overdraft                    $       -         $   10,185
             Accounts payable                      3,046             25,078
             Loan payable-related party                -             68,656

          TOTAL LIABILITIES                    $   3,046         $  103,919

          Stockholders' Equity (Deficit):
            Common stock no par value,
              75,000,000 shares
              authorized;  5,140,100 and
              5,140,100 shares issued
              at September 30, 1999 and
              March 31, 1999, respectively        10,280             10,280
            Preferred Stock 25,000,000
              authorized $.01 par value
              5,000 and 5,000 issued at
              September 30, 1999 and
              March 31, 1999, respectively            70                 70
          Additional paid in capital           1,168,082          1,168,082
           Retained Earnings (Deficit)        (1,108,837)         (1,108,838)

          Less treasury stock, 7,496,223
              shares at cost                     (1,133)            (1,133)
                                                 (2,698)             68,461

                                               $     348          $172,380

          See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                   Three Months Ended    Six Months Ended
                                     September 30,          September 30,


                                   1999         1998    1999       1998


       Sales                       $   0    $10,224  $  -     $10,224

       Cost of Sales                   -         -      -          -

       Gross Profit                    -         -      -          -


       Operating Expenses:
        Administrative expenses    (1,674)  (18,750)(1,161)   (22,751)

         Total Operating Expenses  (1,674)  (18,750)(1,161)   (22,751)

       Loss from write down of property
        and equipment                  -         -  (161,647)      -
       Gain on disposal of subsidiary  -         -    89,325       -
       Realized Loss on Sale of
          Securities                   -    (10,020)    -     (10,020)

       Net Income (Loss)           (1,674)  (18,546)(71,659)  (22,547)

       Net Income (Loss) per share*         *       *(0.14)        *

       Weighted Average Number of 5,140,1005,140,100 5,140,100 5,140,100
         Shares outstanding

       *less than (.01) per share


       See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                 Six Months Ended
                                                   September 30,

                                                    1999         1998

       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                           $(71,159) $(22,547)
        Adjustments to reconcile net income (loss)
           to net cash from operating activities:
        Write-off of property and equipment         161,647
        Disposal of subsidiary                      (86,773)
        Depreciation and amortization                   -          -
        (Gain) loss on disposal of assets               -     10,020
        Foreign Currency                                -        389
        Change in assets and liabilities:
          Accounts receivables and Prepaids             -     (3,944)
          Taxes                                         -        460
          Accounts payable and accrued expenses
           Net cash used by operating activities

       CASH FLOW FROM INVESTING ACTIVITIES:
        Loan Receivable                                 -     (10,988)
        Purchases of property and equipment             -     (2,975)
        Sales or Purchases of marketable securities

         Net cash used by investing activities

       CASH FLOW FROM FINANCING ACTIVITIES:
        Decrease in cash overdraft                    441
        Net cash provided (used) by financing activities

      NET INCREASE (DECREASE) IN CASH               (348)      7,455

      CASH AT BEGINNING OF PERIOD                       -     16,588

      CASH AT END OF PERIOD                        $  348    $24,043

      SUPPLEMENTAL INFORMATION:
        Cash paid for interest                     $    -    $     -

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

          The Company ceased operating its United Kingdom subsidiary. The subsidiary has been sold for nominal consideration. A gain of $89,325 is being recognized on the disposal of the subsidiary since the liabilities of the subsidiary exceeded its net assets and the Company's investment in the subsidiary.

          The Company also determined that it may not recover any value from its property and equipment. Therefore, property and equipment is being written off with a loss of $161,647 reflected in the statement of operations.

          Item 2.Management Discussion and Analysis of Financial Condition and Results of Operations

          The Company ceased operating its United Kingdom subsidiary. The subsidiary has been sold for nominal consideration. A gain of $89,325 is being recognized on the disposal of the subsidiary since the liabilities of the subsidiary exceeded its net assets and the Company's investment in the subsidiary.

          The Company also determined that it may not recover any value from its property and equipment. Therefore, property and equipment is being written off with a loss of $161,647 reflected in the statement of operations.

          There were  no revenues  for  the period.    The Company  is  now
          seeking merger opportunities.

          Liquidity and Capital Resources

          The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $93 ($11,562 in 1998). Net cash used by investing activities was $0 ($19,017 in
          1998) and provided by financing activities was $441 ($0 in 1998).

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