Form 10QSB
period 1999-12-31
WINCROFT INC
filed 2000-02-14
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                       FORM 10-QSB

               (Mark One)

               xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999

               oTransition report under Section 13 or 15 (d) of the Exchange Act

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

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                              December 31, 1999 March 31, 1999
                                               (Unaudited)        (Audited)

           Current Assets:
           Cash                               $      150         $        -
           Prepaid expenses                            -              6,491
           Property and equipment
            Leasehold improvements                     -             26,370
            Computer equipment                         -            118,813
            Other                                      -             62,179

                                                       -            207,362

           Less Accumulated Depreciation               -             41,473
                                                     150            165,889

             Total  Assets                     $     150          $ 172,380

                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Bank overdraft                    $       -         $   10,185
             Accounts payable                      2,871             25,078
             Loan payable-related party                -             68,656

          TOTAL LIABILITIES                   $    2,871          $ 103,919

          Stockholders' Equity (Deficit):
            Common stock no par value,
              75,000,000 shares
              authorized;  5,140,100 and
              5,140,100 shares issued
              at December 31, 1999 and
              March 31, 1999, respectively        10,280             10,280
            Preferred Stock 25,000,000
              authorized $.01 par value
              5,000 and 5,000 issued at
              December 31, 1999 and
              March 31, 1999, respectively            70                 70
          Additional paid in capital           1,168,082          1,168,082
           Retained Earnings (Deficit)        (1,183,018)         (1,108,838)

          Less treasury stock, 7,496,223
              shares at cost                     (1,133)            (1,133)
                                                 (2,721)             68,461

                                               $     150         $ 172,380

          See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                   Three Months Ended  Nine Months Ended
                                     December 31,        December 31,


                                   1999      1998    1999     1998


       Sales                        $  -    $    -  $   -     $10,224

       Cost of Sales                   -         -      -          -

       Gross Profit                    -         -      -          -

       Operating Expenses:
        Administrative expenses     (23)    68,247  (1,184)   90,998

         Total Operating Expenses   (23)    68,247    (1,184) 90,998

       Loss from write down of property
        and equipment                  -         -  (161,647)      -
       Gain on disposal of subsidiary  -         -  89,325         -
       Realized Loss on Sale of
         Securities                    -         -      -     (10,020)

       Net Income (Loss)            (23)    (68,247)(71,682)  (90,794)

       Net Income (Loss) per share*    *         *    (0.14)       *

       Weighted Average Number of  5,140,100 5,140,100 5,140,100 5,140,100
         Shares outstanding

       *less than (.01) per share


       See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Nine Months Ended
                                                       December 31,

                                                    1999         1998

       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                           $(71,682) $(90,794)
        Adjustments to reconcile net income (loss)
           to net cash from operating activities:
        Write-off of property and equipment         161,647        -
        Disposal of subsidiary                      (86,773)       -
        Depreciation and amortization                   -        389
        (Gain) loss on disposal of assets               -     10,020
        Foreign Currency                                -        (4)
        Change in assets and liabilities:
          Accounts receivables and Prepaids             -     (4,619)
          Taxes                                         -        986
          Accounts payable and accrued expenses     (3,483)   14,221
           Net cash used by operating activities    (291)     19,021

       CASH FLOW FROM INVESTING ACTIVITIES:
        Loan Receivable                                 -     (12,723)
        Loan Receivable Repayment                             12,723
        Purchases of property and equipment             -     (5,303)
        Sales or Purchases of marketable securities     -     32,980

         Net cash used by investing activities

       CASH FLOW FROM FINANCING ACTIVITIES:
        Loan Payable                                          32,612
        Decrease in cash overdraft                    441          -
        Net cash provided (used) by financing activities

      NET INCREASE (DECREASE) IN CASH               (348)    (11,484)

      CASH AT BEGINNING OF PERIOD                       -     16,588

      CASH AT END OF PERIOD                        $  150    $ 5,104

      SUPPLEMENTAL INFORMATION:
        Cash paid for interest                     $    -    $     -

                            WINCROFT, INC. and subsidiary
                           SCHEDULE OF NONCASH ACTIVITIES
                                     (UNAUDITED)
                                   (IN THOUSANDS)

                                                    Nine Months Ended
                                                       December 31,
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

          Liquidity and Capital Resources

          The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $291 ($19,021 in 1998). Net cash used by investing activities was $0 ($27,677 in
          1998) and provided by financing  activities was $441 ($32,612  in
          1998).

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




          Date:   February 11, 2000