Form 10KSB/A
period 1998-03-31
WINCROFT INC
filed 2000-03-14
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-KSB/A

                                   Amendment No. 5

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

          Acquisition and Divestments History

          The Company restructured during 1986 with unrealizable assets being written off and the name of the Registrant being changed to Apache Resources Limited. Subsequently, the Company changed its name to Danzar Investment Group, Inc. and formed, developed and spun off to its stockholders five public companies, Pathfinder Data Group, Inc., Phoenix Network, Inc., WorthCorp, Inc., Forme Capital, Inc., and Whitehorse Oil and Gas Corporation, Inc. Following these distributions the Company had no investments in these companies. From 1988 to 1997 the Company had no business activities. Following a change in the Registrants name to Alexander Mark Investments (USA), Inc., the Company in May 1997 acquired a controlling interest in a U.K. public company, Meteor Technology, plc. of which Mr. Daniel Wettreich, the then President of the Company, was an officer and director. Mr. Wettreich is also an officer and director of Camelot Corporation which became the controlling shareholder of the Registrant at that time. On 20th March, 1998, Camelot Corporation transferred 51% of the outstanding shares in the Company to Forsam Venture Funding, Inc., a company affiliated with Mr. Wettreich. On 23rd March, 1998, the Company disposed of its sole asset being its shareholding in Meteor
                                           2
          Technology,  plc for  $59,573.   On  31st
          March 1998, the Company entered into an agreement with Third Planet Publishing, Inc., a wholly owned subsidiary of Camelot Corporation to purchase at Third Planet's historical cost all rights, title and interest to VideoTalk for $7,002,056 payable by the issuance of common and preferred shares in the Registrant and a Promissory Note in the amount of $2,000,000. The purchase was conditional upon shareholder approval of the transaction and the completion of the acquisition of the majority of the outstanding stock of the Registrant by Mr. Jason Conway. These transactions were approved by shareholders on May 18, 1998 as well as the approval of a 100 for 1 forward stock split to increase the number of shares outstanding and various amendments to the Articles of Incorporation amongst other things.

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



                                          5


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



          Larry O'Donnell, CPA, P.C.
          May 21, 1998








                                   WINCROFT, INC.
                                    BALANCE SHEET

                                                        March 31, 1998

          ASSETS
          Current assets
            Cash                                          $16,584
              Inventory                                   29,425
              Non marketable securities                   43,000

          Total current assets                            89,009

          Property and equipment
          Leasehold improvements                          26,370
          Computer equipment                              113,510
          Other                                           62,179

                                                          202,059


          TOTAL ASSETS                                    $291,068

          LIABILITIES AND STOCKHOLDERS' EQUITY

             TOTAL LIABILITIES

          Stockholders' Equity (Deficit)
           Common stock; 75,000,000
             Shares authorized
             No par value; ($0.002 stated value)
             5,140,100 issued and
             outstanding on March 31, 1998                 10,280
          Preferred stock, 25,000,000
             Shares authorized $.01
             par value; 5,000 issued and
             outstanding on March 31, 1998                     50
          Additional Paid in Capital                      1,168,102
          Retained Earnings (Deficit)                      (886,231)
          Treasury  Stock (7,496,223 shares at cost)        (1,133)

             TOTAL STOCKHOLDERS' EQUITY                    291,068

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $291,068

          The accompanying notes are an integral part of these financial statements.
                                        8



                                   WINCROFT, INC.
                               STATEMENT OF OPERATIONS

                                 Eleven (11) Months ended  For the year ended
                                          March 31, 1998      April 30, 1997


          Revenue                          $     -0-         $   -0-

          Expenses
          General and Administrative             299             ---
              Total Expenses                    (299)            ---

          Income (Loss) Before Provision
              for Income Taxes             $    (299)        $   ---

          Provision for Income Taxes              -0-            -0-


          Net Income (Loss) From
              Operations                     (299)               ---

          Basic Income (Loss) Per Share      $  ---              ---

              Weighted Average Number of
               Shares Outstanding            7,576,522       37,507,629



                       WINCROFT, INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY month period ending March 31, 1998 and the years ended April 30, 1997


                        Preferred          Common Stock
                          Stock
                         Shares    Amount     Shares      Amount

Balance April 30, 1996          0        0   74,940,317    $9,481

Adjustment for 1-100
reverse stock split                         (74,190,917)   (7,982)

Net profit for Year ended
April 30, 1997                   0        0            0         0


Balance April 30, 1997           0        0      749,400     1,499


Acquisition of Meteor
Technology Shares                0        0    6,787,998  $ 13,576

Retirement of Shares for nil
consideration                    0        0  (7,495,539)  (14,991)

Write off of accounts and
advances of affiliates

Adjustment for 100-1
forward stock split               0        0    4,070,241     8,140

Acquisition of VideoTalk      5,000      $50    1,028,000    $2,056

Profit on sale of securities
acquired from related
parties


Net Profits for 11 months
ended March 31, 1998            0        0            0         0


Balance March 31, 1998      5,000      $50    5,140,100    10,280

The accompanying notes are an integral part of these financial statements.


                        Additional   Retained   Treasury      Total
                        Paid-In     Earnings    Stock    Stockholders'
                        Capital     Deficit     Amount       Equity

Balance April 30, 1996   $873,216  $(885,932)  $ (1,133)     $ (4,368)

Adjustment for 1-100
reverse stock split                               7,982

Net Profit for Year Ended
April 30, 1997                  0           0          0             0


Balance April 30, 1997     881,198   (885,932)  $ (1,133)     $ (4,368)


Acquisition of Meteor
Technology Shares          (13,576)           0          0            $0

Retirement of Shares for nil
consideration               14,991           0          0             0

Write off of accounts and
advances of affiliates                               4,678                                4,678


Adjustment for 100-1
forward stock split         (8,140)           0          0             0


Acquisition of VideoTalk   229,378           0          0      $231,484

Profit on sale of securities
acquired from related
parties                     59,573                               59,573


                                                    10 (con't)



Net Profits for 11 months
ended March 31, 1998             0       (299)          0         (299)


Balance March 31, 1998    1,168,102   (886,231)  $ (1,133)      $291,068

The accompanying notes are an integral part of these financial statements.


                                                     11 (con't)



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

                                           19


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


                                           20


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


                                            21


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



                                         22



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











                                         23