Form 10QSB/A
period 1999-12-31
WINCROFT INC
filed 2000-03-14
CIK 726435

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


















                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                             December 31, 1999  March 31, 1999
                                               (Unaudited)        (Audited)


           Current Assets:
           Cash                               $      150           $     -

                Prepaid expenses                      -              6,491


           Property and equipment
            Leasehold improvements                     -             26,370
            Computer equipment                         -            118,813
            Other                                      -             62,179

                                                       -            207,362

           Less Accumulated Depreciation               -             41,473

                                                       -            165,889

             Total  Assets                     $     150          $ 172,380


                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Bank overdraft                    $       -         $   10,185
             Accounts payable                      2,871             25,078
             Loan payable-related party                -             68,656


          TOTAL LIABILITIES                   $    2,871         $  103,919


          Stockholders' Equity (Deficit):
            Common stock no par value,
             75,000,000 shares authorized;
             5,140,100 and 5,140,100 shares
             issued at December 31, 1999 and
             March 31, 1999, respectively         10,280             10,280

            Preferred Stock 25,000,000
             authorized $.01 par value
             5,000 and 5,000 issued at
             December 31, 1999 and
             March 31, 1999, respectively             70                 70
          Additional paid in capital           1,168,082          1,168,082
           Retained Earnings (Deficit)        (1,180,020)        (1,108,838)

          Less treasury stock, 7,496,223
            shares at cost                       (1,133)            (1,133)

                                                 (2,721)             68,461


                                               $     150          $172,380

          See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                   Three Months Ended Nine Months Ended
                                     December 31,        December 31,


                                   1999     1998    1999      1998



       Sales                       $   -    $    -  $   -     $10,224

       Cost of Sales                   -         -      -          -


       Gross Profit                    -         -      -      10,224


       Operating Expenses:
        Administrative expenses       23    68,247  (1,140)    90,998

         Total Operating Expenses     23    68,247    (1,140)  90,998

       Loss from write down of property
        and equipment                  -         -  (161,647)      -
       Gain on disposal of subsidiary  -         -  89,325         -
       Realized Loss on Sale of
         Securities                    -         -     -     (10,020)

       Net Income (Loss)           (23)    (68,247) (71,182)  (90,794)

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

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Nine Months Ended
                                                       December 31,

                                                    1999       1998


       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                           $(71,182) $(90,794)
        Adjustments to reconcile net income (loss)
           to net cash from operating activities:
        Write-off of property and equipment         161,647        -
        Disposal of subsidiary                      (86,773)       -
        Depreciation and amortization                   -        389
        (Gain) loss on disposal of assets               -     10,020
        Foreign Currency                                -        (4)
        Change in assets and liabilities:
          Accounts receivables and Prepaids             -     (4,619)
          Taxes                                         -        986
          Accounts payable and accrued expenses     (3,983)   14,221

           Net cash used by operating activities      (291)   19,021

       CASH FLOW FROM INVESTING ACTIVITIES:
        Loan Receivable                                 -     (12,723)
        Loan Receivable Repayment                              12,723
        Purchases of property and equipment             -     (5,303)
        Sales or Purchases of marketable securities     -     32,980

         Net cash used by investing activities          -     27,677

       CASH FLOW FROM FINANCING ACTIVITIES:
        Loan Payable                                    -     32,612
        Decrease in cash overdraft                    441         -

        Net cash provided (used) by financing activities

      NET INCREASE (DECREASE) IN CASH               (150)    (11,484)

      CASH AT BEGINNING OF PERIOD                      -      16,588

      CASH AT END OF PERIOD                        $  150    $ 5,104

      SUPPLEMENTAL INFORMATION:
        Cash paid for interest                     $    -    $     -


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

          During the period, Wincroft settled
          an outstanding note payable of $2,000,000 which
          was originally issued as part consideration for the
          purchase of VideoTalk by the
          issuance of $2,000,000 of Preferred
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

