Form 10QSB/A
period 1999-12-31
WINCROFT INC
filed 2000-04-12
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB
                                   AMENDMENT NO. 2

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

                                     WINCROFT, INC.
                                   and subsidiary

                                        I N D E X


                                                           Page No.

          Part I         FINANCIAL INFORMATION:

                    Item 1.   Condensed Balance
                              Sheets                             3

                              Condensed Statements of
                              Operations                         4

                              Condensed Statements of
                              Cash Flows                         5

                              Notes to Condensed
                              Financial Statements
                              (unaudited)                        8

                    Item 2.   Management's Discussion
                              and Analysis of Financial
                              Condition and Results of
                              Operations                         10

          Part II        OTHER INFORMATION                       11

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                December 31, 1999March 31, 1999
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

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                            Year to date
                                                             December 31
                                                            1999     1998

                 CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income (loss)                      $(71,182) $(90,794)

                 Adjustments to reconcile net
                 income to
                    net cash provided from
                 operating activities
                     Depreciation and                                   389
                 amortization
                    Write off of property and
                 equipment                                 161,647
                     Gain on disposal of
                 subsidiary                               (86,773)
                     Realized loss on sale
                 of securities                                       10,020
                     Foreign currency                                   (4)
                    (Increase) decrease in:
                     Accounts receivable and
                 prepaids                                           (3,633)
                    Increase (decrease) in:
                     Accounts payable                      (3,983)   12,249


                 NET CASH PROVIDED BY OPERATING              (291) (71,773)
                 ACTIVITIES

                 CASH FLOWS FROM INVESTING ACTIVITIES
                    Purchases of property and
                 equipment                                          (5,303)
                    Sales of marketable                              32,980
                 securities

                 NET CASH PROVIDED BY INVESTING                      27,677
                 ACTIVITIES

                 CASH FLOWS FROM FINANCING ACTIVITIES
                 Loan payable                                        32,612
                 Decrease in cash overdraft                    441


                 NET CASH FROM FINANCING ACTIVITIES            441   32,612


                 INCREASE (DECREASE) IN CASH                   150 (11,484)

                 BEGINNING CASH BALANCE                              16,588


                 ENDING CASH BALANCE                       $   150  $ 5,104


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

          Revised quarterly amounts to correct net loss for the nine months ended December 31, 1999 and 1998 and the three quarters for fiscal 1999 and 1998


                                   WINCROFT, INC.
                              STATEMENT OF OPERATIONS

                                    Quarter ended         Year to date
                                       June 30               June 30
                                    1999     1998        1999       1998

          Revenues


          Administrative expenses     513     4,001       513    4,001
          Total expenses              513     4,001       513    4,001


          Loss from write down of
          equipment              (161,647)             (161,647)
          Gain on disposal of
          subsidiary               89,326                89,326


          Income (loss)          $(72,834) $(4,001)    $(72,834)  $(4,001)


                                    Quarter ended        Year to date
                                     September 30         September 30
                                    1999     1998       1999      1998

          Revenues                           $10,224            $ 10,224

          Administrative expenses  (1,674)    18,750   (1,161)   22,751
          Total expenses           (1,674)    18,750   (1,161)   22,751


          Loss from write down of
          equipment                                   (161,647)
          Gain on disposal of
          subsidiary                                     89,326
          Realized loss on sale of
          securities                         (10,020)           (10,020)

          Income (loss)             $1,674 $(18,546)  $(71,160)$(22,547)


                                     Quarter ended         Year to date
                                      December 31           December 31
                                    1999     1998        1999       1998

          Revenues                                                  $10,224


          Administrative expenses  (1,674)    68,247     (1,140)     90,998

          Total expenses           (1,674)    68,247     (1,140)     90,998


          Loss from write down of
          equipment                                    (161,647)
          Gain on disposal of
          subsidiary                                      89,326
          Realized loss on sale of                                 (10,020)
          securities

          Income (loss)           $  1,674 $(68,247)   $(71,181)  $(90,794)


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

          Liquidity and Capital Resources

          The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $291 ($71,773 in 1998). Net cash used by investing activities was $0 ($27,677 in
          1998) and provided by financing  activities was $441 ($32,612  in
          1998).

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