Form 10QSB/A
period 1999-12-31
WINCROFT INC
filed 2000-04-25
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB
                                   AMENDMENT NO. 3

               (Mark One)

               xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999

               oTransition report under Section 13 or 15 (d) of the Exchange Act

               For the transition period from ________ to _______

               Commission file number          0-12122


                                   WINCROFT, INC.

          (Exact Name of Small Business Issuer as Specified in Its Charter)


                        Colorado                          84-0601802
               (State or Other Jurisdiction of    (I.R.S. Employer
                Incorporation or Organization)    Identification No.)

                   6959 Arapaho, Suite 122, Dallas, Texas  75248
                      (Address of Principal Executive Offices)

                Elthorne Gate, 64 High Street, Pinner, Middlesex HA5 5QA
                   (Former Address of Principal Executive Offices)


                                 (972) 386-8907
                  (Issuer's Telephone Number, Including Area Code)


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

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                           December 31, 1999 March 31,1999

          Current Assets:
           Cash                               $      150    $     -

           Prepaid expenses                            -      6,491


           Property and equipment
            Leasehold improvements                     -     26,370
            Computer equipment                         -    118,813
            Other                                      -     62,179


                                                       -    207,362


           Less Accumulated Depreciation               -     41,473

                                                       -    165,889


             Total  Assets                     $     150    $172,380



                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Bank overdraft                   $        -    $10,185
             Accounts payable                      2,871     25,078
             Loan payable-related party                -     68,656


          TOTAL LIABILITIES                   $    2,871    $103,919


          Stockholders' Equity (Deficit):
            Common stock no par value, 75,000,000
              shares authorized;  5,140,100 and
              5,140,100 shares issued  and
              outstanding at December 31, 1999
              and March 31, 1999, respectively    10,280     10,280
            Preferred Stock 25,000,000 authorized
              $.01 par value 7,000 and 7,000
              issued at December 31, 1999 and
              March 31, 1999, respectively            70         70
          Additional paid in capital           1,168,082    1,168,082
           Retained Earnings (Deficit)        (1,180,020)  (1,108,838)

          Less treasury stock, 7,496,223
             shares at cost                      (1,133)       (1,133)

                                                 (2,721)       68,461


                                               $     150    $172,380


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

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                Year to date
                                                 December 31
                                            1999            1998

          CASH FLOWS FROM OPERATING
          ACTIVITIES
          Net Income (loss)                  ($71,182) ($90,794)
          Adjustments to reconcile net
          income to
             net cash provided from
          operating activities
              Depreciation and amortization                  389
             Write off of property and         161,647
          equipment
              Gain on disposal of subsidiary  (86,773)
              Realized loss on sale of                    10,020
          securities
              Foreign currency                               (4)
             (Increase) decrease in:
              Accounts receivable and                    (3,633)
          prepaids
             Increase (decrease) in:
              Accounts payable                 (3,983)    12,249

          NET CASH PROVIDED BY OPERATING         (291)  (71,773)
          ACTIVITIES

          CASH FLOWS FROM INVESTING
          ACTIVITIES
             Purchases of property and                   (5,303)
          equipment
             Sales of marketable securities               32,980

          NET CASH PROVIDED BY INVESTING                  27,677
          ACTIVITIES

          CASH FLOWS FROM FINANCING
          ACTIVITIES

          Loan payable                                    32,612
          Decrease in cash overdraft               441


          NET CASH FROM FINANCING ACTIVITIES       441    32,612

          INCREASE (DECREASE) IN CASH              150  (11,484)

          BEGINNING CASH BALANCE                          16,588


          ENDING CASH BALANCE                     $150    $5,104

                            WINCROFT, INC. and subsidiary
                           SCHEDULE OF NONCASH ACTIVITIES
                                     (UNAUDITED)
                                   (IN THOUSANDS)

                                                    Nine Months Ended
                                                      1999        1998


          During the period 2000 preferred shares were
          issued in settlement of a note payable with a face
          amount of $2,000,000 (see Note D to the financial
          statements in the Company's annual report for the
          fiscal year ended March 31, 1999).      -         $2,000,000


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

          Revised quarterly amounts to correct net loss for the nine months ended December 31, 1999 and 1998 and the three quarters for fiscal 1999 and 1998


                                   WINCROFT, INC.
                              STATEMENT OF OPERATIONS

                                    Quarter ended          Year to date
                                       June 30               June 30
                                    1999      1998        1999      1998

          Revenues

          Administrative expenses       513     4,001         513    4,001

          Total expenses                513     4,001         513    4,001


          Loss from write down of
          equipment               (161,647)             (161,647)
          Gain on disposal of
          subsidiary
                                     89,326                89,326




          Income (loss)           $(72,834)  $(4,001)   $(72,834)$ (4,001)


                                    Quarter ended        Year to date
                                    September 30          September 30
                                   1999      1998        1999     1998

          Revenues                          $ 10,224             $ 10,224

          Administrative expenses (1,674)     18,750    (1,161)    22,751

          Total expenses          (1,674)     18,750    (1,161)    22,751


          Loss from write down of
          equipment                                   (161,647)
          Gain on disposal of
          subsidiary                                     89,326
          Realized loss on sale                                  (10,020)
          of securities
                                            (10,020)

          Income (loss)          $  1,674 $ (18,546)  $(71,160) $(22,547)

                                 Quarter ended           Year to date
                                  December 31             December 31
                                 1999     1998          1999      1998

          Revenues                                              $ 10,224




          Administrative
          expenses
                                     21   68,247        (1,140)   90,998

          Total expenses             21   68,247        (1,140)   90,998


          Loss from write down
          of equipment                                (161,647)
          Gain on disposal of
          subsidiary                                     89,326
          Realized loss on sale
          of securities
                                                                (10,020)


          Income (loss)         $  (21)$(68,247)      $(71,181)$(90,794)

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




                                         WINCROFT, INC.

                                             (Registrant)



                                        By:/s/ Jason Conway
                                           JASON CONWAY, PRESIDENT




          Date:   February 11, 2000