Form 10KSB
period 2000-03-31
WINCROFT INC
filed 2000-05-18
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                FORM 10-KSB
                                 (Mark One)

	[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

        For the fiscal year ended March 31, 2000

	[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

	For the transition period from                      to

	Commission file number          0-12122

                               WINCROFT, INC.
            (Name of Small Business Issuer in Its Charter)

             	 	ALEXANDER MARK INVESTMENTS (USA), INC.
                                 (Previous Name )

                        Colorado                    84-0601802
	(State or Other Jurisdiction of		(I.R.S. Employer
	 Incorporation or Organization)		 Identification No.)

          6959 Arapaho, Suite 122, Dallas, Texas                  75248
      (Address of Principal Executive Offices)                 (Zip Code)

       Elthorne Gate, 64 High Street, Pinner Middlesex, England  HA5 5QA
    (Former Address of Principal Executive Offices)          (Zip Code)

                                (972) 386-8907
             (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2000 was $-0-. The aggregate market value of the common shares held by non-affiliates was $68,000 as of April 18, 2000.

The number of shares outstanding of the Registrants common stock no par value was 5,140,100.

Documents Incorporated by reference:  NONE

                                PART 1

Item 1.	Business

Wincroft, Inc. ("Registrant" or "the Company") now has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock. Previously it was a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Existing shareholder of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of itsbusiness contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

Its previous trading activities commenced on March 31, 1998 though the acquisition of VideoTalk a videoconferencing system for the Internet. The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Director and President of the Company. The marketing and further development of VideoTalk proved unsuccessful and the asset has been written off in Registrants financial statements. On April 14, 2000 Mr. Conway resigned as a Director and Officer of the Company and was replaced by Mr. Daniel Wettreich.


Registrant is now seeking an acquisition and/or merger transaction, and is effectively a blind pool company.

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

Item 2.	Properties

Registrant shares offices at 6959 Arapaho, Suite 122, Dallas, Texas 75248 with an affiliate of its President on an informal basis.

Item 3.	Legal Proceedings

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

                                        Bid           Ask
	Quarter Ending

        March 31, 1998                .000156         .03
        June 30, 1998                3.00            3.00
        September 30, 1998           3.25            3.25
        December 31, 1998            2.50            3.00
        March 30, 1999               1.125           1.125
        June 30, 1999                0.25            0.625
        September 30, 1999           0.25            0.625
        December 30, 1999            0.25            0.625
        March 30, 2000               0.25            0.625


The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of April 18, 2000 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.	Management's Discussion and Analysis of Financial Condition
and Result of Operations

During the year ended March 31, 2000 losses of $71,182 compared with $222,607 in 1999. The Company had no activities other than ceasing operating its United Kingdom subsidiary. The subsidiary has been sold for nominal consideration. A gain of $89,325 is being recognized on the disposal of the subsidiary since the liabilities of the subsidiary exceeded its net assets and the Company's investment in the subsidiary. The Company has written off its VideoTalk investment.

The Company also determined that it may not recover any value from its property and equipment. Therefore, property and equipment was written off with a loss of $161,647 reflected in the statement of operations.

There were no revenues for the period. The Company is now seeking merger opportunities.

During the fiscal 1999 period the Company acquired a dormant company, Wincroft, (UK), Ltd., for a nominal amount which is intended to be its active subsidiary in the United Kingdom. The Company changed its fiscal year end from April 30 to March 31 and therefore the figures from 1998 are actually for the eleven months. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period.

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

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $291 ($123,102 in 1999). Net cash provided by investing activities was $0 ($27,677 in 1999) and by financing activities was $441 ($78,841 in 1999).

The Registrant's present needs for liquidity principally relates to its employees, facilities costs, marketing expenses, its obligations for SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems. Registrant has no plans for significant capital expenditures during the next twelve months. Management believes that the present level of cash resources available to the Registrant will be sufficient for its needs over the next twelve months. There are no known trends demands, commitments or events that would result in or that is reasonably likely to result in the Company's equity increasing or decreasing in a material way other than the potential use of cash resources in the normal course of business or additional fund raising.


Item 7.	Financial Statement and Supplementary Data

Independent Auditor's Report

Financial Statements for March 31, 2000 and March 31, 1999

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

                        Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                         2280 South Xanadu Way
                                                            Suite 370
                                             Aurora, Colorado   80014


Board of Directors and Shareholders
Wincroft, Inc.


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2000 and March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and March 31, 1999 in conformity with generally accepted accounting principles.



Larry O'Donnell, CPA, P.C.
May 10, 2000

                                WINCROFT, INC.
                                BALANCE SHEET

                                    ASSETS

                                            March 31, 2000
                                              (Audited)


	Current Assets:
        Cash                            $       150



                        Total Assets    $       150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                     $    3,500

TOTAL LIABILITIES                       $    3,500

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares
    authorized; 5,140,100
    shares issued
    and outstanding at
    March 31, 2000 and
    March 31, 1999,
    respectively                            10,280
  Preferred Stock 25,000,000
     authorized $.01 par value
     7,000 and 7,000 issued at
     March 31, 2000 and
     March 31, 1999, respectively              70
Additional paid in capital		1,168,082
        Retained Earnings (Deficit)    (1,180,649)

Less treasury stock, 7,496,223
   shares at cost                          (1,133)
                                           (3,350)

                                       $      150

See accompanying notes to these financial statements.

                            WINCROFT, INC.
                      STATEMENT OF OPERATIONS

                          For the year ended   For the year ended
                            March 31, 2000       March 31, 1999

Revenue                    $        -              $    10,224

Expenses
General and Administrative      (510)                  (90,998)
    Total Expenses              (510)                  (90,998)
Loss from sale of
   Securities                       -                  (10,020)

Loss from write down of
   property                  (161,647)                       -

Gain on disposal of
   subsidiary                  89,326                        -

Income (Loss) Before Provision
    for Income Taxes        $ (71,811)                $(90,794)
Provision for Income Taxes         -                     -
Net Income (Loss) from
    Operations              $ (71,811)                $(90,794)
Basic Income (Loss)
    Per Share               $  (0.014)                $(0.018)
    Weighted Average Number of
     Shares Outstanding      5,140,100               5,140,100

The accompanying notes are an integral part of these financial statements.

                         WINCROFT, INC.
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the year ended March 31, 2000 and March 31, 1999

                 Preferred Stock         Common Stock
                      Shares     Amount    Shares       Amount



Balance March 31, 1998 	5,000    	$50     	5,140,100	   10,280

Conversion of note
    payable to preferred
    stock               2,000      20

Net Profit (Loss) for
Year Ended March 31, 1999

Balance March 31, 1999	 7,000	    $70      	5,140,100   $10,280

Net Profit (Loss) for
Year Ended March 31, 2000

Balance March 31, 2000	 7,000	    $70      	5,140,100    $10,280



The accompanying notes are an integral part of these financial statements.

                           WINCROFT, INC.
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
           For the year ended March 31, 2000 and March 31, 1999

                        Additional Retained   Treasury    Total
                         Paid-In    Earnings    Stock   Stockholders'
                         Capital    Deficit     Amount   Equity


Balance March 31, 1998 	1,168,102  (886,231)  $(1,133)	$291,068

Conversion of note
   payable to preferred
   stock                    (20)

Net Profit (Loss) for
Year Ended March 31, 1999           (222,607)           (222,607)

Balance March 31, 1999  $1,168,082 $(1,108,838) $(1,133) $ 68,461

Net Profit (Loss) for
Year Ended March 31, 2000             (71,811)            (71,811)

Balance March 31, 2000  $1,168,082 $(1,180,649) $(1,133)  $(3,350)


The accompanying notes are an integral part of these financial statements.

                             WINCROFT, INC.
                       STATEMENTS OF CASH FLOWS

                                            For the years ended
                                     March 31, 2000     March 31,1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Income (Loss) from Operations         $  (71,811)      $   (222,607)

Adjustments to reconcile net income to net cash received from operation activities:
            Depreciation                         0             41,473
            Loss from sale of securities         0             10,020
            (Increase) Decrease in:
            Prepaid expenses                     0             (6,491)
            Inventory                            0             29,425
            Increase (Decrease) in:
            Accounts payable                 (3,354)          25,078
        Write off of property and equipment 161,647                0
        Gain on disposal of subsidiary      (86,773)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                           (291)        (123,102)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
   Purchase of equipment                         0            (5,303)
   Proceeds from sale of securities              0            32,980
NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                          0            27,677
CASH FLOWS FROM FINANCING RESOURCES
   Cash overdraft                              441            10,185
   Proceeds from loans payable-related
      parties                                    0            68,656

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                           441            78,841
INCREASE (DECREASE) IN CASH                    150           (16,584)
BEGINNING CASH BALANCE                                        16,584

ENDING CASH BALANCE                          $ 150         $      (0)

The accompanying notes are an integral part of these financial statements.

                            WINCROFT, INC.
                   NOTES TO FINANCIAL STATEMENTS
                 March 31, 2000 and March 31, 1999

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

The financial statements include the information for the subsidiary, Wincroft (UK), Ltd. acquired by the Company during the year ended
March 31, 1999 for 1 pound. Wincroft (UK), Ltd. had no operations before it was acquired Adjustments were made to eliminate intercompany transactions and for the conversion of Wincroft (UK), Ltd.'s numbers from pounds to US Dollars. The conversion from British Pounds to US Dollars is based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at March 31, 1999, one pound equals $1.67650. During the year ended
March 31, 2000, the subsidiary was transferred to a company affiliated with Mr. Conway in exchange for him assuming the subsidiary's debt.

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

        On May 18, 1998, two directors of the Company were granted stock options to purchase up to 10,000 each of newly issued shares of the Company at a price of $3.00 per share, expiring no earlier than ten years from the date of grant. These options were surrendered on April 14, 2000.

NOTE D:	Related Party Transactions

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

        For the year ended March 31, 2000 and 1999 the Company incurred stock transfer fees to a Company associated with Mr. Wettreich, the previous President of the Company in the amounts of $(5,187) and $2,593, respectively.

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

                                 PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as Directors and/or Officers of the Registrant:

Name              Age Position  Period Served Term Expires

Daniel Wettreich   48 Chairman   April 2000   Next
                      President               Annual
                      Treasurer               Meeting
                      Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the
Company since April 2000. Additionally, he currently holds directors positions in the following public companies Camelot Corporation(1) , Forme Capital, Inc., and Malex, Inc. In July
1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (3) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

	(1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

	(2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

	(3) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.


Item 10.	Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2000. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 11.  Security Ownership of Certain  Beneficial  Owners and  Management

The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of May 17, 2000, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.


Name and Address of     Amount and Nature of   Percent
Beneficial Owner        Beneficial Ownership   of Class

Daniel Wettreich             700,000 (1)        13.6%
6959 Arapaho, Suite 122
Dallas, Texas  75248

   All Officers and
       Directors as          700,000 (1)        13.6%
          a group (1 person) (1)

Mick Y. Wettreich           4,176,000 (2)       81.2%
1 Shelley Close
Edgware, Middlesex
England HA8 8AX

(1) 700,000 of these shares are owned by Camelot Corporation of which company Mr. Wettreich is a director. Mr. Wettreich has disclaimed any beneficial interest in these shares.

Item 12.	Certain Relationships and Related Transactions

On May 15, 1997, the President of the Company, Daniel Wettreich, subscribed for 6,787,998 restricted common shares of the Registrant in exchange for 40,727,988 ordinary shares of Meteor Technology, plc a UK public company. Subsequently, 6,029,921 of the restricted shares were exchanged by Mr. Wettreich for restricted common shares in Adina, Inc. Adina then subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation paying for them with 6,029,921 common shares of the Registrant.

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

On March 31, 2000 Mr. Conway entered into an agreement to sell the majority of his shares to M.Y. Wettreich, and following the closing of this transaction on April 14, 2000, he resigned as a director and officer of the Company. Mr. Daniel Wettreich was appointed to replace Mr. Conway on April 14, 2000.

                               PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following financial statements are included in Part II, Item 8 of this report for the period ended March 31, 2000:

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

	Reports on Form 8-K
	Report dated March 31, 2000 reporting Item 1 reflecting a change of control of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WINCROFT, INC.
      (Registrant)


By:	/s/ Daniel Wettreich
            Daniel Wettreich, Chairman and President

Date:	May 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Wettreich
            Daniel Wettreich, Director; Chairman and President,
            (Principal Executive Officer); Treasurer
            (Principal Financial and Accounting
            Officer)

Date:	May 17, 2000