Form 10QSB
period 2000-06-30
WINCROFT INC
filed 2000-08-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-QSB

	(Mark One)

	*Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2000

	*Transition report under Section 13 or 15 (d) of the Exchange
Act

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
*Yes	*No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN
                    BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
*Yes	*No

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

                     WINCROFT, INC. and subsidiary
                   PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BALANCE SHEET

                                ASSETS

                                         June 30, 2000
                                          (Unaudited)


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

                       WINCROFT, INC. and subsidiary

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Three Months Ended
                                                  June 30,
                                           2000            1999


Sales                                    $       -       $       -

Cost of Sales                                    -               -

Gross Profit                                     -               -

Operating Expenses:
        Administrative expenses                  -            (513)


                Total Operating Expenses         -            (513)

Write off of uncollectible loans
        to former subsidiary                     -         (43,507)
Write off of leasehold improvements              -         (20,958)
Write off of computer equipment                  -         (93,510)
Write off of other equipment                     -         (47,179)

Net Income (Loss)                        $       -       $(205,667)

Net Income (Loss) per share*             $       -       $   (.040)

Weighted Average Number of
  Shares outstanding                     5,140,100       5,140,100

*less than (.01) per share




See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                Three Months Ended
                                                    June  30,
                                               2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $    -       $(205,667)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Non cash transactions                             -         205,154
      Net cash used by operating activities         -            (513)

CASH FLOW FROM INVESTING ACTIVITIES:
      Net cash used by investing activities         -               -

CASH FLOW FROM FINANCING ACTIVITIES:

      Net cash provided (used) by
        financing activities                        -               -

NET INCREASE (DECREASE) IN CASH                     -            (513)

CASH AT BEGINNING OF PERIOD                       150             974

CASH AT END OF PERIOD                          $  150         $   461

SUPPLEMENTAL INFORMATION:
        Cash paid for interest                 $    -         $     -

See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                         SCHEDULE OF NONCASH ACTIVITIES
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                            Three Months Ended
                                                  June 30,
                                            2000            1999


        During the period, the Company wrote
          off the following:
            Uncollectible loans
              to former subsidiary            -            43,507
            Leasehold improvements            -            20,958
            Computer equipment                -            93,510
            Other equipment                   -            47,179


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


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2000.

Item 2.	Management Discussion and Analysis of Financial Condition
and Results of Operations

There were no revenue for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $0 ($513 in 1999). Net cash used by investing activities was $0 ($0 in 1999) and by financing activities was $0 ($0 in 1999).

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




						 WINCROFT, INC.
						     (Registrant)



						By:	/s/ Daniel Wettreich
      						 Daniel Wettreich, President





Date: August 15, 2000






1

1