Form 10QSB
period 2000-09-30
WINCROFT INC
filed 2000-11-16
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                      FORM 10-QSB/A

               (Mark One)

               xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

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

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
          xYes No

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

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                    BALANCE SHEET

                                         ASSETS


                                         September 30, 2000 March 31, 2000
                                             (Uaudited)       (Audited)


           Current Assets:
           Cash                            $      150        $      150

                  Total Assets             $     150         $      150

                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Accounts payable              $    3,500         $    3,500

          TOTAL LIABILITIES                $    3,500         $    3,500

          Stockholders' Equity (Deficit):
            Common stock no par value, 75,000,000 shares
           authorized; 5,140,100 shares issued
              and outstanding at September 30, 2000 and March 31, 2000,
              respectively                        10,280             10,280
            Preferred Stock 25,000,000 authorized $.01 par value
               7,000 and 7,000 issued at September 30, 2000 and
                March 31, 2000, respectively          70                 70
          Additional paid in capital           1,168,082          1,168,082
           Retained Earnings (Deficit)        (1,180,649)        (1,180,649)

          Less treasury stock, 7,496,223
              shares at cost                      (1,133)            (1,133)
                                                  (3,350)            (3,350)

                                              $     150         $      150
          See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                   Three Months Ended   Six Months Ended
                                     September 30,       September 30,

                                   2000       1999      2000  1999


       Sales                       $   -    $    -  $    -    $    -

       Cost of Sales                   -         -      -          -

       Gross Profit                    -         -      -          -

       Operating Expenses:
        Administrative expenses        -    (1,674)     -     (1,161)

         Total Operating Expenses      -    (1,674)     -     (1,161)

       Loss from write down of property
        and equipment                  -         -      -     (161,647)
       Gain on disposal of subsidiary  -         -      -     89,325
       Realized Loss on Sale of
            Securities                 -         -      -
       Net Income (Loss)               -    (1,674)     -     (71,659)

       Net Income (Loss) per share*    *         *      *       (0.14)

       Weighted Average Number of 5,140,100 5,140,100 5,140,100 5,140,100
         Shares outstanding

       *less than (.01) per share







       See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Six Months Ended
                                                        September 30,

                                                    2000        1999

       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                          $    -    $(71,159)
        Adjustments to reconcile net income (loss)
         to net cash from operating activities:
        Write-off of property and equipment                        -
        Disposal of subsidiary                          -     (86,773)
        Depreciation and amortization                   -          -
        (Gain) loss on disposal of assets               -          -
         Foreign Currency                                -         -
        Change in assets and liabilities:
          Accounts receivables and Prepaids             -          -
          Taxes                                         -          -
          Accounts payable and accrued expenses         -     (3,808)
           Net cash used by operating activities        -       (93)

       CASH FLOW FROM INVESTING ACTIVITIES:
        Loan Receivable                                 -          -
        Purchases of property and equipment             -          -
        Sales or Purchases of marketable securities     -          -

         Net cash used by investing activities          -          -

       CASH FLOW FROM FINANCING ACTIVITIES:
        Decrease in cash overdraft                      -        441

        Net cash provided (used) by financing
            activities                                  -        441

      NET INCREASE (DECREASE) IN CASH                   -      (348)

      CASH AT BEGINNING OF PERIOD                     150      (348)

      CASH AT END OF PERIOD                        $  150    $  348

      SUPPLEMENTAL INFORMATION:
        Cash paid for interest                     $     -   $     -

                            WINCROFT, INC. and subsidiary
                           SCHEDULE OF NONCASH ACTIVITIES
                                     (UNAUDITED)
                                   (IN THOUSANDS)

                                                     Six Months Ended
                                                      September 30,
                                                     2000        1999

       NONE

                             WINCROFT, INC. and subsidiary

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       (UNAUDITED)



          Financial Statements

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

          Liquidity and Capital Resources

          The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $0 ($93 in 1999). Net cash used by investing activities was $0 ($0 in 1999) and provided by financing activities was $0 ($441 in 1999).

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




                                        WINCROFT, INC.
                                             (Registrant)



                                        By:  /s/Daniel Wettreich
                                              Daniel Wettreich, President





          Date: November 15, 2000