Form 10QSB
period 2000-12-31
WINCROFT INC
filed 2001-02-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

               (Mark One)

               ?Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

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

                              WINCROFT, INC. and subsidiary
                             PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements



                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                                              December 31, 2000  March 31, 2000
                                                               (Unaudited)        (Audited)


           Current Assets:
           Cash                                              $       150          $        150


             Total  Assets                                   $       150          $        150




                          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
             Accounts payable                                $     2,871           $     3,500

                                       TOTAL LIABILITIES     $     2,871           $     3,500


          Stockholders' Equity (Deficit):
            Common stock no par value, 75,000,000 shares
           authorized;  5,140,100 and 5,140,100 shares issued  and
           outstanding
            at December 31, 2000 and March 31, 2000,
                  respectively                                    10,280                10,280
            Preferred Stock 25,000,000
               authorized $.01 par value
               7,000 and 7,000 issued at December 31, 2000 and
                March 31, 2000, respectively                          70                    70
          Additional paid in capital                           1,168,082             1,168,082
           Retained Earnings (Deficit)                        (1,180,020)           (1,108,649)

          Less treasury stock, 7,496,223 shares at cost          (1,133)                (1,133)

                                                                 (2,721)                 3,350


                                                               $     150          $        150



          See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                    Three Months Ended     Nine Months Ended
                                     December 31,            December 31,


                                      2000       1999       2000        1999



       Sales                      $     -      $     -    $     -      $    -

       Cost of Sales                    -            -          -           -


       Gross Profit                     -            -          -           -


       Operating Expenses:
        Administrative expenses         -           21          -      (1,140)


         Total Operating Expenses       -           21          -      (1,140)


       Loss from write down of property
        and equipment                   -            -          -    (161,647)
       Gain on disposal of subsidiary   -            -          -      89,325
       Realized Loss on Sale of
          Securities                    -            -          -           -


       Net Income (Loss)               -           (21)         -     (71,182)


       Net Income (Loss) per share*    *             -         -        (0.14)




       Weighted Average Number of 5,140,100  5,140,100 5,140,100   5,140,100
         Shares outstanding


       *less than (.01) per share





       See accompanying notes to these financial statements.

                            WINCROFT, INC. and subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Year to date
                                                         December 31
                                                        2000    1999


                 CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                            $
                 (loss)                                      - $(71,182)

                 Adjustments to reconcile net
                 income to
                    net cash provided from
                 operating activities                        -       -
                     Depreciation and
                 amortization                                -       -
                    Write off of property and                - 161,647
                 equipment
                     Gain on disposal
                 of subsidiary                               - (86,773)

                    Increase (decrease)
                 in:
                     Accounts                                -  (3,983)
                 payable



                 NET CASH PROVIDED BY OPERATING
                 ACTIVITIES


                                                             -   (291)


                 CASH FLOWS FROM INVESTING ACTIVITIES        -       -


                 NET CASH PROVIDED BY INVESTING
                 ACTIVITIES                                  -       -


                 CASH FLOWS FROM FINANCING ACTIVITIES
                 Decrease in cash
                 overdraft                                   -     441






                 NET CASH FROM FINANCING ACTIVITIES          -     441




                 INCREASE (DECREASE) IN CASH               150     150

                 BEGINNING CASH BALANCE                      -       -

                 ENDING CASH BALANCE                    $  150  $  150

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

          Liquidity and Capital Resources

          The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $0 ($(291) in 1999). Net cash used by investing activities was $0 ($0 in 1999) and provided by financing activities was $0 ($441 in 1999).

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




          Date:   February 15, 2001