Form 10KSB
period 2001-03-31
WINCROFT INC
filed 2001-06-28
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                       FORM 10-KSB
	(Mark One)

	[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

	For the fiscal year ended March 31, 2001

	[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from                      to

        Commission file number          0-12122

                                     WINCROFT, INC.
                  (Name of Small Business Issuer in Its Charter)

                          ALEXANDER MARK INVESTMENTS (USA), INC.
                                      (Previous Name )

                Colorado                                   		84-0601802
	(State or Other Jurisdiction of		(I.R.S. Employer
	 Incorporation or Organization)		 Identification No.)

       6959 Arapaho, Suite 122, Dallas, Texas  75248
          (Address of Principal Executive Offices)          (Zip Code)



(Former Address of Principal Executive Offices)		    	 (Zip Code)
35:
                             (972) 386-8907
	(Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2001 was $-0-. The aggregate market value of the common shares held by non-affiliates was $68,000 as of April 18, 2000.

The number of shares outstanding of the Registrants common stock no par value was 5,140,100.

Documents Incorporated by reference:  NONE

                                   PART I

Item 1.	Business

Wincroft, Inc. ("Registrant" or "the Company") now has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock. Previously it was a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Existing shareholder of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

Its previous trading activities commenced on March 31, 1998 though the acquisition of VideoTalk? a videoconferencing system for the Internet.
The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Director and President of the Company. The marketing and further development of VideoTalk proved unsuccessful and the asset has been written off in Registrants financial statements. On April 14, 2000 Mr. Conway resigned as a Director and Officer of the Company and was replaced by Mr. Daniel Wettreich.

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

	     	                      Bid  		Ask
	Quarter Ending

        March 30, 1999                  1.125           1.125
        June 30, 1999                   0.25            0.625
        September 30, 1999              0.25            0.625
        December 30, 1999               0.25            0.625
        March 30, 2000                  0.25            0.625
        June 30, 2000                   0.25            0.625
        September 30, 2000              0.25            0.625
        December 30, 2000               0.25            0.625
        March 30, 2001                  0.25            0.625

The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of May 7, 2001 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.	Management's Discussion and Analysis of Financial Condition and
Result of Operations

During the year ended March 31, 2001 losses of $-0- compared with $71,182 in 2000. The Company had no activities.

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

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($291 in 2000). Net cash provided by investing activities was $-0- ($-0- in 2000) and by financing activities was $-0- ($441 in 2000).

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

Independent Auditor's Report

Financial Statements for March 31, 2001 and March 31, 2000

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


Board of Directors and Shareholders
Wincroft, Inc.


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.



Larry O'Donnell, CPA, P.C.
May 29, 2001

WINCROFT, INC.
BALANCE SHEET

	ASSETS


                                          March 31, 2001



	Current Assets:
        Cash                            $       150



			Total Assets	 $	150

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                      $    5,050

TOTAL LIABILITIES                        $    5,050

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
    authorized; 5,140,100 shares issued
    and outstanding at March 31, 2001 and
    March 31, 2000, respectively             10,280
  Preferred Stock 25,000,000
    authorized $.01 par value
    7,000 and 7,000 issued at March 31, 2001 and
    March 31, 2000, respectively                 70
Additional paid in capital                1,168,082
        Retained Earnings (Deficit)      (1,182,199)

Less treasury stock, 7,496,223
    shares at cost                           (1,133)
                                             (4,900)

                                         $      150

See accompanying notes to these financial statements.

                             WINCROFT, INC.
                        STATEMENT OF OPERATIONS


                                 For the year ended     For the year ended
                                 March 31, 2001         March 31, 2000

Revenue                          $        -             $         -

Expenses
General and Administrative 		(1,550)			(510)

    Total Expenses                      (1,550)                 (510)

Loss from sale of
   Securities                                -                     -

Loss from write down of property             -              (161,647)

Gain on disposal of subsidiary               -                89,326

Income (Loss) Before Provision
    for Income Taxes              $     (1,550)           $  (71,811)

Provision for Income Taxes                   -                    -

Net Income (Loss) from
    Operations                    $     (1,550)           $  (71,811)

Basic Income (Loss)
    Per Share                     $       -               $   (0.014)
    Weighted Average Number of
     Shares Outstanding                 5,140,100          5,140,100

The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the year ended March 31, 2001 and March 31, 2000

                        Preferred     Amount    Common          Amount
                        Stock                   Stock
                        Shares                  Shares

Balance March 31, 1999  7,000           $70     5,140,100       $10,280

Net Profit (Loss) for
Year Ended March 31, 2000

Balance March 31, 2000  7,000           $70     5,140,100       $10,280

Net Profit (Loss) for
Year Ended March 31, 2001

Balance March 31, 2001  7,000           $70     5,140,100       $10,280






















The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the year ended March 31, 2001 and March 31, 2000

                        Additional  Retained    Treasury    Total
                        Paid-In     Earnings    Stock    Stockholders'
                        Capital     Deficit     Amount      Equity

Balance
     March 31, 1999    $1,168,082  $(1,108,838) $(1,133)    $68,461

Net Profit (Loss) for
Year Ended March 31, 2000              (71,811)             (71,811)

Balance March 31, 2000 $1,168,082  $(1,180,649) $(1,133)    $(3,350)

Net Profit (Loss) for
Year Ended
March 31, 2001                          (1,550)             (1,550)

Balance
    March 31, 2001     $1,168,082  $(1,180,649) $(1,133)    $(3,350)














The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENTS OF CASH FLOWS

			For the years ended
	                    March 31, 2001	March 31,2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Income (Loss) from Operations	$      (1,550 )		$(71,811)

Adjustments to reconcile net income to net cash received from operation activities:
            Depreciation 		-		-
            Loss from sale of
               securities               -               -
            (Increase) Decrease in:
            Prepaid expenses	 	-		-
            Inventory                   -               -
            Increase (Decrease) in:
            Accounts payable 		1,550	   	(3,354)
	Write off of property and
           equipment                    -               161,647
        Gain on disposal of subsidiary  -               (86,773)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                    -               (291)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
   Purchase of equipment		-		-
   Proceeds from sale of securities     -               -

NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                 -               -

CASH FLOWS FROM FINANCING RESOURCES
   Cash overdraft                       -               441
   Proceeds from loans payable-related
      parties                           -               -

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                    -               441

INCREASE (DECREASE) IN CASH		-		-
BEGINNING CASH BALANCE                  150             150

ENDING CASH BALANCE             $       150     $       150

The accompanying notes are an integral part of these financial statements.

                              WINCROFT, INC.
                    NOTES TO FINANCIAL STATEMENTS
                  March 31, 2001 and March 31, 2000

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


For the year ended March 31, 2000 the Company incurred stock transfer fees to a Company associated with Mr. Wettreich, the previous
President of the Company in the amount of $(5,187).

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

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2001. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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


WINCROFT, INC.
      (Registrant)


By:	/s/ Daniel Wettreich
        Daniel Wettreich, Chairman and President

Date:	June 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Wettreich
        Daniel Wettreich, Director; Chairman and President,
        (Principal Executive Officer); Treasurer
        (Principal Financial and Accounting Officer)

Date:	June 25, 2001