Form 10QSB
period 2001-06-30
WINCROFT INC
filed 2001-08-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                           FORM 10-QSB

     (Mark One)

     xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

     oTransition report under Section 13 or 15 (d) of the Exchange
Act

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

                   WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        BALANCE SHEET

                               ASSETS

                                    June 30, 2001


 Current Assets:
 Cash                                                  $        150



   Total Assets                      $     150

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                 $    5,050

TOTAL LIABILITIES                   $      5,050

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
 authorized; 5,140,100 shares issued
    and outstanding at June 30, 2001 and March 31, 2001,
    respectively                        10,280
  Preferred Stock 25,000,000 authorized $.01 par value
     7,000 and 7,000 issued at June 30, 2001 and
      March 31, 2001, respectively          70
Additional paid in capital           1,168,082
 Retained Earnings (Deficit)          (1,182,199)

Less treasury stock, 7,496,223
    shares at cost                     (1,133)
                                       (4,900)

                                     $     150
See accompanying notes to these financial statements.

                      WINCROFT, INC. and subsidiary

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                        Three Months Ended
                                            June 30,
                                     2001               2001


Sales                                       $          -       $                                    -

Cost of Sales                               -                  -

Gross Profit                                -                  -

Operating Expenses:
Administrative expenses                    -                  -


  Total Operating Expenses                 -                  -

Write off of uncollectible loans
to former subsidiary                       -                  -
Write off of leasehold improvements                    -                                            -
Write off of computer equipment             -                  -
Write off of other equipment                -                  -

Net Income (Loss)                  $        -          $       -

Net Income (Loss) per share*       $        -          $       -

Weighted Average Number of
  Shares outstanding                  5,140,100                                                     5,140,100

*less than (.01) per share






See accompanying notes to these financial statements.

                WINCROFT, INC. and subsidiary
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                          Three Months Ended
                                              June  30,
                                             2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $      -   $     -
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
 Non cash transactions                        -        -
                                           Net  cash  used   by
operating activities                          -        -

CASH FLOW FROM INVESTING ACTIVITIES:

                                           Net  cash  used   by
investing activities                          -        -

CASH FLOW FROM FINANCING ACTIVITIES:

      Net cash provided (used) by financing activities -     -

NET INCREASE (DECREASE) IN CASH               -        -

CASH AT BEGINNING OF PERIOD                 150        150

CASH AT END OF PERIOD                    $    150 $       150

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                  $     -   $        -

See accompanying notes to these financial statements.

WINCROFT, INC. and subsidiary
               SCHEDULE OF NONCASH ACTIVITIES
                         (UNAUDITED)
                       (IN THOUSANDS)

                                          Three Months Ended
                                               June 30,
                                              2001          2000


  During the period, the Company wrote
  off the following:
   Uncollectible loans
     to former subsidiary                       -          -
   Leasehold improvements                       -          -
   Computer equipment                           -          -
   Other equipment                              -          -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2001.

Item 2.   Management Discussion and Analysis of Financial
Condition and Results of Operations

There was no revenue for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $0 ($0 2000). Net cash used by investing activities was $0
($0 in 2000) and by financing activities was $0 ($0 in 2000).

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





Date: August 15, 2001