Form 10KSB/A
period 2001-03-31
WINCROFT INC
filed 2001-10-31
CIK 726435

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2001 was $-0-. The aggregate market value of the common shares held by non-affiliates was $68,000 as of April 18, 2001.

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

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Daniel Wettreich	700,000 (1) 		13.6%
6959 Arapaho, Suite 122
Dallas, Texas  75248

  All Officers and
      Directors as 	700,000 (1)		13.6%
       a group (1 person) (1)

Mick Y. Wettreich     3,576,400                 81.2%
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