Form 10QSB
period 2001-09-30
WINCROFT INC
filed 2001-11-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

      oTransition report under Section 13 or 15 (d) of the Exchange Act

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

                    WINCROFT, INC. and subsidiary
                  PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BALANCE SHEET

                               ASSETS

                                   September 30, 2001 March 31, 2001
                                       (Uaudited)                                                      (Audited)


 Current Assets:
 Cash                                $     150         $      150



   Total Assets                      $     150         $      150

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                 $    5,050         $    5,050

TOTAL LIABILITIES                   $    5,050         $    5,050

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
 authorized; 5,140,100 shares issued
    and outstanding at
    September 30, 2001 and March 31, 2001,
    respectively                        10,280             10,280
  Preferred Stock 25,000,000
    authorized $.01 par value
    7,000 and 7,000 issued at September 30, 2001 and
    March 31, 2001, respectively          70                   70
Additional paid in capital           1,168,082          1,168,082
 Retained Earnings (Deficit)        (1,182,199)        (1,182,199)

Less treasury stock, 7,496,223
    shares at cost                     (1,133)           (1,133)
                                       (4,900)           (4,900)

                                     $     150         $      150

See accompanying notes to these financial statements.

                  WINCROFT, INC. and subsidiary
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                         Three Months Ended  Six Months Ended
                             September 30,     September 30,


                           2001         2000   2001     2000


Sales                  $        -   $     -  $   -    $     -

Cost of Sales                   -         -      -          -

Gross Profit                    -         -      -          -

Operating Expenses:
Administrative expenses         -         -      -          -

  Total Operating Expenses      -         -      -          -

Loss from write down of property
and equipment                   -         -      -          -
Gain on disposal of subsidiary  -         -      -          -
Realized Loss on Sale
    of Securities               -         -      -          -

Net Income (Loss)               -         -      -          -

Net Income (Loss) per share*    *         *      *          *

Weighted Average Number of  5,140,100  5,140,100 5,140,100 5,140,100
  Shares outstanding

*less than (.01) per share






See accompanying notes to these financial statements.

                  WINCROFT, INC. and subsidiary
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                            Six Months Ended
                                              September 30,

                                            2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $   -   $      -
Adjustments to reconcile net income (loss)
      to net cash from operating activities:
Write-off of property and equipment             -          -
Disposal of subsidiary                          -          -
Depreciation and amortization                   -          -
(Gain) loss on disposal of assets               -          -
Foreign Currency                                -          -
Change in assets and liabilities:
  Accounts receivables and Prepaids             -          -
  Taxes                                         -          -
  Accounts payable and accrued expenses         -          -
     Net cash used by operating activities      -          -

CASH FLOW FROM INVESTING ACTIVITIES:
Loan Receivable                                 -          -
Purchases of property and equipment             -          -
Sales or Purchases of marketable securities     -          -

  Net cash used by investing activities         -          -

CASH FLOW FROM FINANCING ACTIVITIES:
Decrease in cash overdraft                      -          -

Net cash provided (used) by
    financing activities                        -          -

NET INCREASE (DECREASE) IN CASH                 -          -

CASH AT BEGINNING OF PERIOD                    150        150

CASH   AT  END  OF  PERIOD                  $  150    $   150

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                   $   -     $    -

                  WINCROFT, INC. and subsidiary
                 SCHEDULE OF NONCASH ACTIVITIES
                           (UNAUDITED)
                         (IN THOUSANDS)

                                       Six Months Ended
                                      September 30, 2001                                                  2000

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

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the six months was $0 ($0 2000). Net cash used by investing activities was $0 ($0 in 2000) and by financing activities was $0 ($0 in 2000).

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


          (b)  Reports on Form 8-K

                     Form  8-K  was  filed on  October  30,  2001
          reporting Item 5.


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





Date: November 14, 2001