Form 10QSB
period 2001-12-31
WINCROFT INC
filed 2002-02-15
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB

	(Mark One)

	*Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended December 31, 2001

	*Transition report under Section 13 or 15 (d) of the Exchange Act

	For the transition period from _______ to ________

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

	WINCROFT, INC.
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEET

	ASSETS



                         December 31, 2001   March 31, 2001
                              (Uaudited)       (Audited)


	Current Assets:
	Cash
                         $     150          $     150


        Total Assets     $     150           $    150


	LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable     $   5,050            $ 5,050

TOTAL LIABILITIES       $   5,050            $ 5,050

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized;
    5,140,100 shares issued
    and outstanding at December 31, 2001
    and March 31, 2001,
    respectively           10,280            10,280

  Preferred Stock 25,000,000 authorized
    $.01 par value 7,000 and 7,000 issued
    at December 31, 2001 and
    March 31, 2001,
    respectively                0                70

Additional paid
   in capital            1,168,152        1,168,082
Retained Earnings
   (Deficit)            (1,182,199)      (1,182,199)

Less treasury stock,
   7,496,223 shares
   at cost                  (1,133)          (1,133)

                            (4,900)         (4,900)


                          $    150       $    150

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

Net Income (Loss)
  per share*                *       *             *            *

Weighted Average
  Number of
  Shares outstanding   5,140,100   5,140,100  5,140,100   5,140,100

*less than (.01) per share






See accompanying notes to these financial statements.

WINCROFT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                       Nine Months Ended
                                          December 31,
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

                        WINCROFT, INC.
               SCHEDULE OF NONCASH ACTIVITIES
                       (UNAUDITED)
                      (IN THOUSANDS)

                                  Nine Months Ended
                                      December 31,
                              2001                2000
NONE

                        WINCROFT, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (UNAUDITED)

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

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $0 ($0 2000). Net cash used by investing activities was $0 ($0 in 2000) and by financing activities was $0 ($0 in 2000).

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




						WINCROFT, INC.
						(Registrant)



						By:/s/Daniel Wettreich
                                                      Daniel Wettreich,
                                                      President





Date: February 13, 2002