Form 10KSB/A
period 2001-03-31
WINCROFT INC
filed 2002-02-21
CIK 726435

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2001 was $-
0-. The aggregate market value of the common shares held by non-affiliates was $68,000 as of April 18, 2001.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2001 had an indirect interest in 1,345,295 Preferred Stock, Series J of Camelot representing 21.4% of the voting rights of the issued and outstanding common and preferred stock of that company. These shares were owned by Forsam Venture Funding, Inc. a Delaware corporation of which Mr. Wettreich is a Director and Officer. Subsequently, these shares were surrendered to Camelot and are no longer issued and outstanding.

Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2001 had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme.

Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2001 had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex.

The Registrant has had no success in finding companies with which to merge. During the past three years one blind pool company eVentures Group, Inc ("eVentures") that was affiliated with Mr. Wettreich was merged in September 1999 with another group of companies that were affiliates of the Lamar Hunt family of Dallas, Texas. The basis on which the decision was taken to merge those particular companies with eVentures was the opinion of Mr. Daniel Wettreich the President and Director of eVentures regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of eVentures if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.



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



Larry O'Donnell, CPA, P.C.
May 29, 2001
Aurora, Colorado

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

                           WINCROFT, INC.
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
          For the year ended March 31, 2001 and March 31, 2000

Balance
   March 31, 1999  $1,168,082  $(1,108,838) $(1,133)  $68,461

Net Profit (Loss)
  for Year Ended
  March 31, 2000                 (71,811)             (71,811)

Balance
   March 31, 2000  $1,168,082  $(1,180,649) $(1,133)  $(3,350)

Net Profit (Loss)
  for Year Ended
  March 31, 2001                 (1,550)               (1,550)

Balance
   March 31, 2001  $1,168,082  $(1,182,149) $(1,133)   $(4,900)










The accompanying notes are an integral part of these financial statements.

                              WINCROFT, INC.
                         STATEMENTS OF CASH FLOWS

	               For the years ended
	         March 31, 2001    March 31,2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Income (Loss) from Operations	$ (1,550)		$(71,811)

Adjustments to reconcile net income to net cash received from operation activities:
            Depreciation 		-		-
            Loss from sale of securities 	-		-
            (Increase) Decrease in:
            Prepaid expenses	 	-		-
            Inventory		-		-
            Increase (Decrease) in:
            Accounts payable 		1,550	  	(3,354)
	Write off of property and equipment	-	 	161,647
	Gain on disposal of subsidiary	      	-          (86,773)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	 	-		(291)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
   Purchase of equipment		-		-
   Proceeds from sale of securities		-		      -

NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES		-		-

CASH FLOWS FROM FINANCING RESOURCES
   Cash overdraft		       -             441
   Proceeds from loans payable-related
      Parties                                -               -

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES		-		441

INCREASE (DECREASE) IN CASH		-		-
BEGINNING CASH BALANCE		150		150

ENDING CASH BALANCE	$	150 	$	150
665:
The accompanying notes are an integral part of these financial statements.




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


Name and Address of       Amount and Nature of	   Percent
Beneficial Owner          Beneficial Ownership     of
Class

Daniel Wettreich	700,000 (1)   	13.6%
6959 Arapaho, Suite 122
Dallas, Texas  75248

   All Officers and Directors as	 700,000 (1)13.6%
					a group (1 person) (1)

Mick Y. Wettreich	3,576,400   81.2%
1 Shelley Close
Edgware, Middlesex
England HA8 8AX

(1) 	700,000 of these shares are owned by Camelot
Corporation of which company Mr. Wettreich is a director. Mr. Wettreich has disclaimed any beneficial interest in these shares.

Item 12.	Certain Relationships and Related
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


WINCROFT, INC.
      (Registrant)


By:	/s/ Daniel Wettreich
		 Daniel Wettreich, Chairman and President

Date:	February 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Wettreich
			Daniel Wettreich, Director; Chairman and
President,
			 (Principal Executive Officer); Treasurer
			 (Principal Financial and Accounting
			 Officer)

Date:	February 18, 2002
1124:

1126:
1127: