Form 10KSB
period 2002-03-31
WINCROFT INC
filed 2002-06-28
CIK 726435

23

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB
     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended March 31, 2002

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

               18170 Hillcrest Road, Suite 100, Dallas, Texas
75252
(Address of Principal Executive Offices)      (Zip Code)


          6959 Arapaho, Suite 122, Dallas, Texas  75248
(Former Address of Principal Executive Offices)    (Zip Code)

(972) 612-1400
          (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2002 was $-
0-. The aggregate market value of the common shares held by non-affiliates was $216,000 as of April 30, 2002.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

     Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2002 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

     Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2002 owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme. He also had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares.

     Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2002 owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex. He also had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares.

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

Item 2.   Properties

Registrant shares offices at 18170 Hillcrest Road, Suite  100,
Dallas, Texas 75252 with an affiliate of its President on an informal basis.

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

                             Bid  Ask
  Quarter Ending

  March 30, 2000          0.25  0.625
  June 30, 2000           0.25  0.625
  September 30, 2000      0.25  0.625
  December 30, 2000       0.25  0.625
  March 30, 2001          0.25  0.625
  June 30, 2001           0.25  0.625
  September 30, 2001      0.25  0.625
  December 30, 2001       0.25  0.625
  March 30, 2002          0.25  0.625

The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of May 31, 2002 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item  6.     Management's Discussion and Analysis of Financial
Condition and Result of Operations

During the year ended March 31, 2002 the Company incurred losses of $-0- compared with $0 in 2001. The Company had no activities. On October 8, 2001 accepted for retirement for nil consideration 7,000 preferred shares, and now has no issued and outstanding preferred shares.

There were no revenues for the period. The Company is now seeking merger opportunities.

During the fiscal 1999 period the Company acquired a dormant company, Wincroft, (UK), Ltd., for a nominal amount which it intended to be its active subsidiary in the United Kingdom. This Company was sold during the period ended March 31, 1999 to its former President, Mr. Conway in exchange for him assuming the subsidiary's and debt. The Company changed its fiscal year end from April 30 to March 31 and therefore the figures from 1998 are actually for the eleven months. The historic numbers do not reflect the future activities of the Company and are not indicative of the operating results for the current financial period.


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($0 in 2001). Net cash provided by investing activities was $-0- ($-0- in 2001) and by financing activities was $-0- ($0 in 2001).

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

Independent Auditor's Report

Financial Statements for March 31, 2002 and March 31, 2001

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2280 South Xanadu Way
Suite 370
Aurora, Colorado   80014


Board of Directors and Shareholders
Wincroft, Inc.


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.



Larry O'Donnell, CPA, P.C.
June 26, 2002
Aurora, Colorado

                         WINCROFT, INC.
                          BALANCE SHEET

                               ASSETS

                                      March 31, 2002



 Current Assets:
 Cash                                                  $        150



   Total Assets                      $     150

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                 $    5,050

TOTAL LIABILITIES                   $      5,050

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
 authorized; 5,140,100 shares issued
    and outstanding at March 31, 2002 and March 31, 2001,
    respectively                        10,280
  Preferred Stock 25,000,000 authorized $.01 par value
     None issued
Additional paid in capital           1,168,152
Retained Earnings (Deficit)           (1,182,199)
Less treasury stock, 7,496,223 shares at cost(1,133)
                                       (4,900)

                                     $     150
See accompanying notes to these financial statements.

                         WINCROFT, INC.
                     STATEMENT OF OPERATIONS

                    For the year ended            For the year ended
                    March 31, 2002            March 31, 2001

Revenue                        $               -      $       -

Expenses
General and Administrative          -                    (1,550)
    Total Expenses             -                (1,550)
Loss from sale of
   Securities                       -                          -

Loss from write down of property    -                          -

Gain on disposal of subsidiary      -                          -

Income (Loss) Before Provision
    for Income Taxes      $       -
$  (1,550)
Provision for Income Taxes          -                          -
Net Income (Loss) from
    Operations                 $    -                 $  (1,550)
Basic Income (Loss)
    Per Share            $     -             $        -
    Weighted Average Number of
     Shares Outstanding  5,140,100              5,140,100

The accompanying notes are an integral part of these financial statements.

                         WINCROFT, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the year ended March 31, 2002 and March 31, 2001

                    Preferred              Common
                      Stock                Stock
                      Shares    Amount     Shares     Amount




Balance March 31,        7,000      $70    5,140,100   $10,280
2000

Net Profit (Loss)
for
Year Ended March
31, 2001

Balance March 31,        7,000      $70    5,140,100   $10,280
2001

Surrender of           (7,000)     (70)
preferred stock

Net Profit (Loss)
for
Year Ended March
31, 2002

Balance March 31,                          5,140,100   $10,280
2002

The accompanying notes are an integral part of these financial statements.
                         WINCROFT, INC.
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
      For the year ended March 31, 2002 and March 31, 2001

                    Addition   Retained  Treasur     Total
                    al Paid-   Earnings  y Stock   Stockhold
                       In                            ers'
                    Capital    Deficit    Amount    Equity

Balance March 31,   $1,168,0  $(1,180,64  $(1,133  $( 3,350)
2000                      82          9)        )

Net Profit (Loss)
for                                                  (1,550)
Year Ended March                 (1,550)
31, 2001

Balance March 31,   $1,168,0  $(1,182,14  $1,133)   $(4,900)
2001                      82          9)

Surrender of              70
preferred stock

Net Profit (Loss)
for
Year Ended March
31, 2002

Balance March 31,   $1,168,1  $(1,182,14  $1,133)   $(4,900)
2002                      52          9)

The accompanying notes are an integral part of these financial statements.

                         WINCROFT, INC.
                    STATEMENTS OF CASH FLOWS

                                         For the years ended
                                 March 31, 2002          March
31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Income (Loss) from Operations      $       -       $
(1,550 )

Adjustments to reconcile net income to net cash received from operation activities:
                                           -                -
      Increase (Decrease) in:
     Accounts payable                            -
1,550

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                       -                -
NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                    -                -

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                       -                -

INCREASE (DECREASE) IN CASH                -                -

BEGINNING CASH BALANCE                   150              150

ENDING CASH BALANCE                  $  150          $    150

 The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2002 and March 31, 2001

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

             Capital Stock

             The   number  of  shares  authorized   are
             75,000,000     common    and    25,000,000
             preferred  as  of  March  31,  2002.   The
             number   of   common  shares  issued   and
             outstanding are 5,140,100, no par value.

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

     NOTE D: Related Party Transactions

             For  the  year  ended March 31,  2000  the
             Company incurred stock transfer fees to  a
             Company  associated  with  Mr.  Wettreich,
             the   President  of  the  Company  in  the
             amount of $(5,187).


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

                            PART III

     Item 9. Directors and Executive Officers of the
     Registrant

     The following persons serve as Directors and/or
     Officers of the Registrant:

     Name            Age   Position     Period Served   Term  Expires

     Daniel Wettreich    50    Chairman   April 2000
     Next
                               President                Annual
                         Treasurer                      Meeting
                         Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since April 2000. Additionally, he currently holds directors positions in the following public companies Camelot Corporation , Forme Capital, Inc., and Malex, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc a United Kingdom company. (1) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

      (1) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

     Item 10.                  Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2002. No individual officer received compensation exceeding $100,000;
     no bonuses were granted to any officer, nor was any compensation deferred.

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

     Item 11.  Security Ownership of Certain
     Beneficial  Owners and  Management

     The  following  table shows the amount  of  common
     stock,  no par value, ($.002 stated value),  owned
     as  of  May 31, 2002, by each person known to  own
     beneficially more than five percent  (5%)  of  the
     outstanding  common  stock of the  Registrant,  by
     each  director, and by all officers and  directors
     as  a  group (1 person).  Each individual has sole
     voting  power  and  sole  investment  power   with
     respect to the shares beneficially owned.

     Name and Address of
     Amount and Nature of                    Percent
     Beneficial Owner
     Beneficial Ownership                   of Class

     Daniel Wettreich
     4,276,400 (1)                       83.2%
     18170 Hillcrest Road, Suite 100
     Dallas, Texas  75252

       All Officers and Directors as
     4,276,400 (1)                      83.2%
               a group (1 person) (1)

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

     For  the eleven (11) months ending March 31,  1998
     and  the  year ended 30th April, 1997 the  Company
     incurred   stock  transfer  fees  to   a   Company
     associated  with Mr. Wettreich, the  President  of
     the  Company in the amounts of $814.50 and $9,573,
     respectively.   Such amounts were written  off  in
     the period ended March 31, 1998.

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

     On   October  8,  2001,  Registrant  accepted  for
     retirement  for nil consideration 7,000  preferred
     shares  in  Registrant.   Registrant  now  has  no
     issued and outstanding preferred shares.

     On  March  3,  2002, Mick Y. Wettreich transferred
     by  way  of  gift  all his shares  in  Registrant,
     comprising  3,576,400 shares, to Daniel  Wettreich
     the   President  of  Registrant.  Following   this
     transaction, Daniel Wettreich, Separate Property now owns in excess of 81% of the issued and outstanding shares of Registrant's common stock.

                                 PART IV

     Item 13.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K

     The following financial statements are included in
     Part II, Item 8 of this report for the period ended March 31, 2002:

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

     Exhibits included herein:

      3(a)     Articles of
            Incorporation: Incorporated by reference to Registration
            Statement filed on Form 10, May  10,  1984;
            File No. 0-12122

      3(b)     Bylaws:Incorporated by Reference as i
     mmediately above

      22(a) Subsidiaries:                      None.

      Reports on Form 8-K

      Report dated October 30, 2001 reporting Item 5 - other events.

      Report dated March 8, 2002 reporting Item 1 reflecting a change of control of the Registrant.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     WINCROFT, INC.
           (Registrant)


     By: /s/ Daniel Wettreich
        Daniel Wettreich, Chairman and President

     Date:     June 27, 2002

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

     Date:     June 27, 2002