Form 10QSB
period 2002-06-30
WINCROFT INC
filed 2002-08-13
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

[ ]   Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-12122
                       -------

                                 WINCROFT, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Colorado                                         84-0601802
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                18170 Hillcrest, Suite 100, Dallas, Texas 75252
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 612 1400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [x] Yes [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [x] Yes [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,140,100 common stock, no par value.

                                 WINCROFT, INC.
                                 and subsidiary

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION:

Item 1. Condensed Balance Sheets                                           3

        Condensed Statements of Operations                                 4

        Condensed Statements of Cash Flows                                 5

        Notes to Condensed Financial Statements (unaudited)                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7

Part II - OTHER INFORMATION                                                8

                         WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEET

                                     ASSETS

                                                            June 30, 2002
                                                            -------------

Current Assets:
  Cash                                                       $       150



Total Assets                                                 $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     5,050

TOTAL LIABILITIES                                            $     5,050

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 5,140,100 shares
    issued and outstanding at June 30, 2002 and
    March 31, 2002,  respectively                                 10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional  paid in  capital                                 1,168,152
  Retained Earnings (Deficit)                                 (1,182,199)
  Less treasury stock, 7,496,223 shares at cost                   (1,133)
                                                                  (4,900)

                                                             $       150




             See accompanying notes to these financial statements.

                         WINCROFT, INC. and subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         Three Months Ended
                                              June 30,
                                         2002          2001
                                      ----------    ----------

Sales                                 $     --      $     --

Cost of Sales                               --            --

Gross Profit                                --            --

Operating Expenses:
  Administrative expenses                   --            --


    Total Operating Expenses                --            --

Write off of uncollectible loans to
  former subsidiary                         --            --

Write off of leasehold                      --            --

Write off of computer equipment             --            --

Write off of other equipment                --            --

Net Income (Loss)                     $     --      $     --

Net Income (Loss) per share*          $     --      $     --

Weighted Average Number of
  Shares outstanding                   5,140,100     5,140,100


*less than (.01) per share



             See accompanying notes to these financial statements.

                         WINCROFT, INC. and subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                              June 30,
                                                         2002          2001
                                                      ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $     --      $     --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Non cash transactions                                     --            --
  Net cash used by operating activities                     --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                     --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities          --            --

NET INCREASE (DECREASE) IN CASH                             --            --

CASH AT BEGINNING OF PERIOD                                  150          150

CASH AT END OF PERIOD                                 $      150    $     150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                              $     --      $     --



             See accompanying notes to these financial statements.

                         WINCROFT, INC. and subsidiary
                         SCHEDULE OF NONCASH ACTIVITIES
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Three Months Ended
                                                                June 30,
                                                            2002      2001
                                                          --------  --------


During the period, the Company wrote off the following:
  Uncollectible loans to former subsidiary                    --        --
  Leasehold improvements                                      --        --
  Computer equipment                                          --        --
  Other equipment                                             --        --

                         WINCROFT, INC. and subsidiary
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Financial Statements
--------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

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

PART II - OTHER INFORMATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifys that-

(1) the signing officer has reviewed the report;

(2) based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

(4) the signing officer--

(A) is responsible for establishing and maintaining internal controls;

(B) has designed such internal controls to ensure that material information relating to the issuer is made known to the officer particularly during the period in which the periodic reports are being prepared;

(C) has evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

(D) has presented in the report his conclusions about the effectiveness of the internal controls based on his evaluation as of that date;

(5) has disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) the signing officer has indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



                                                  WINCROFT, INC.
                                                  (Registrant)


                                                  By: /s/ Daniel Wettreich
                                                  ----------------------------
                                                  Daniel Wettreich, President

Date: August 13, 2002