Form 10QSB
period 2002-09-30
WINCROFT INC
filed 2002-11-13
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002
                                              ------------------

[ ]    Transition report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from ______________ to ______________

                         Commission file number 0-12122
                                                -------

                                 WINCROFT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                          84-0601802
-------------------------------                      ---------------------------
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
                                                                        ----


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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                             September 30,
                                                                  2002
                                                             -------------

Current Assets:
  Cash                                                       $         150


Total Assets                                                 $         150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $       7,515

TOTAL LIABILITIES                                            $       7,515

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 5,140,100 shares
    issued and outstanding at June 30, 2002 and
    March 31, 2002, respectively 10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                     1,168,152
  Retained Earnings (Deficit)                                   (1,184,684)
  Less treasury stock, 7,496,223 shares at cost                     (1,133)
                                                                    (7,365)

                                                             $         150




              See accompanying notes to these financial statements.


                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended         Six Months Ended
                                                    September 30,             September 30,
                                                 2002         2001         2002         2001
                                              ----------   ----------   ----------   ----------
Sales                                         $     --     $     --     $     --     $     --

Cost of Sales                                       --           --           --           --

Gross Profit                                        --           --           --           --

Operating Expenses:
  Administrative expenses                         (2,465)        --         (2,465)        --


    Total Operating Expenses                      (2,465)        --         (2,465)        --

Write off of uncollectible loans to
  former subsidiary                                 --           --           --           --

Write off of leasehold                              --           --           --           --

Write off of computer equipment                     --           --           --           --

Write off of other equipment                        --           --           --           --

Net Income (Loss)                             $   (2,465)  $     --     $   (2,465)  $     --

Net Income (Loss) per share*                  $     --     $     --     $     --     $     --

Weighted Average Number of
  Shares outstanding                           5,140,100    5,140,100    5,140,100    5,140,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                           September 30,
                                                        2002         2001
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (2,465)   $     --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                           2,465          --
  Net cash used by operating activities                    --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --           --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --           --

NET INCREASE (DECREASE) IN CASH                            --           --

CASH AT BEGINNING OF PERIOD                                 150          150

CASH AT END OF PERIOD                                $      150   $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --     $     --
  Cash paid for income taxes                         $     --     $     --


              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                         SCHEDULE OF NONCASH ACTIVITIES
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                               September 30,
                                                            2002         2001
                                                         ----------   ----------

During the period, the Company wrote off the following:
  Uncollectible loans to former  subsidiary                    --           --
  Leasehold improvements                                       --           --
  Computer equipment                                           --           --
  Other equipment                                              --           --












              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Financial Statements
--------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the informationand footnotes required by generally accepted accounting principles for complete financial statements.

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

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the six months was $0 ($0 2001). Net cash used by investing activities was $0 ($0 in 2001) and by financing activities was $0 ($0 in 2001).

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



WINCROFT, INC.
(Registrant)


By: /s/ Daniel Wettreich
--------------------------
Daniel Wettreich,
President

Date: November 12, 2002