Form 10QSB
period 2002-12-31
WINCROFT INC
filed 2003-02-10
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from ______________ to ______________

                         Commission file number 0-12122
                                                -------

                                 WINCROFT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                        84-0601802
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (I.R.S.Employer
 Incorporation or Organization)                         Identification No.)


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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                             December 31,
                                                                 2002
                                                             ------------

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

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 5,140,100 shares
    issued and outstanding at December 31, 2002 and
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


                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended            Nine Months Ended
                                             December 31,                 December 31,
                                          2002           2001          2002          2001
                                      -----------    -----------   -----------   -----------
Sales                                 $      --      $      --     $      --     $      --

Cost of Sales                                --             --            --            --

Gross Profit                                 --             --            --            --

Operating Expenses:
  Administrative expenses                  (2,465)          --            --            --


    Total Operating Expenses               (2,465)          --            --            --

Write off of uncollectible loans to
 former subsidiary                           --             --            --            --

Write off of leasehold                       --             --            --            --

Write off of computer equipment              --             --            --            --

Write off of other equipment                 --             --            --            --

Net Income (Loss)                     $    (2,465)   $      --     $      --     $      --

Net Income (Loss) per share*          $      --      $      --     $      --     $      --

Weighted Average Number of
 Shares outstanding                     5,140,100      5,140,100     5,140,100     5,140,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                         December 31,
                                                     2002           2001
                                                 -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $    (2,465)          --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                         2,465           --
  Net cash used by operating                            --             --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing                            --             --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing                 --             --

NET INCREASE (DECREASE) IN                              --             --

CASH AT BEGINNING OF PERIOD                              150            150

CASH AT END OF PERIOD                            $       150    $       150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                         $      --      $      --
  Cash paid for income taxes                     $      --      $      --


              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                         SCHEDULE OF NONCASH ACTIVITIES
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Nine Months Ended
                                                                December 31,
                                                             2002        2001
                                                           ---------   ---------

During the period, the Company wrote off the following:
  Uncollectible loans to former subsidiary                      --          --
  Leasehold improvements                                        --          --
  Computer equipment                                            --          --
  Other equipment                                               --          --












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

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $0 ($0 2001). Net cash used by investing activities was $0 ($0 in 2001) and by financing activities was $0 ($0 in 2001).

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



WINCROFT, INC.
(Registrant)


By: /s/ Daniel Wettreich
---------------------------
Daniel Wettreich,
President

Date: February 10, 2003