Form 10KSB
period 2003-03-31
WINCROFT INC
filed 2003-06-17
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

   [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended March 31, 2003

   [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from ______________ to ______________

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

              18170 Hillcrest Road, Suite 100, Dallas, Texas,75252
               (Address of Principal Executive Offices) (Zip Code)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2003 was $- 0-. The aggregate market value of the common shares held by non- affiliates was $25,911 as of April 30, 2003.

The number of shares outstanding of the Registrants common stock no par value was 4,440,100.

Documents Incorporated by reference:  NONE

                                     PART 1
Item 1.   Business

Wincroft, Inc. ("Registrant" or "the Company") now has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock. Previously it was a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Existing shareholders of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

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

     Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2003 owned 2,992,857 shares representing 98.82% of the issued and outstanding common stock of Forme.

     Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2003 owned 8,006,490 shares representing 95.31% of the issued and outstanding common stock of Malex.

During the past three years the Registrant has had no success in finding companies with which to merge.The basis on which a decision to merge will be taken, will be the opinion of Mr.Daniel Wettreich the President and Director of Registrant regarding primarily the quality of the businesses that will be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of Registrant if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's Common Stock, no par value is traded over the counter (OTC BB:WINN) and the market for the stock has been relatively inactive. The range of low and high bid quotations foreach calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.

                                      Bid         Ask
           Quarter Ending

           March 31, 2001             0.19        0.19
           June 30, 2001              0.20        0.20
           September 30, 2001         0.10        0.10
           December 30, 2001          0.10        0.10
           March 31, 2002             0.20        0.20
           June 30, 2002              0.06        0.06
           September 30, 2002         0.05        0.05
           December 30, 2002          0.05        0.05
           March 31, 2003             0.03        0.03


The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of April 15, 2003 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended March 31, 2003 the Company incurred losses of $-2,465-compared with $0 in 2002. The Company had no activities.On February,24th 2003 Registrant accepted for treasury for nil consideration 700,000 shares.

There were no revenues for the period. The Company is now seeking merger opportunities.


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($0 in 2002). Net cash provided by investing activities was $-0- ($-0- in 2002) and by financing activities was $-0- ($0 in 2002).

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

Item 7.   Financial Statement and Supplementary Data
                                                                        Page No.
                                                                        --------

Independent Auditor's Report                                               7

Financial Statements for March 31, 2003 and March 31, 2002

Balance Sheet                                                              8

Statements of Operations                                                   9

Statements of Changes in Stockholders Equity                              10

Statements of Cash Flows                                                  12

Notes to Financial Statements                                             13

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


Board of Directors and Shareholders
Wincroft, Inc.


                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc., as of March 31, 2003, and the results of its operations and its cash flows for the years ended
March 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.



Larry O'Donnell, CPA, P.C.
May 17, 2003
Aurora, Colorado

                                 WINCROFT, INC.
                                 BALANCE SHEET

                                     ASSETS

                                                            March 31, 2003
                                                            --------------


Current Assets:
Cash                                                         $       150



                Total Assets                                 $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $     7,515

TOTAL LIABILITIES                                            $     7,515

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
        authorized; 4,440,100 shares issued
        and outstanding                                           10,280
  Preferred Stock 25,000,000 authorized $.01 par value
        None issued
Additional paid in capital                                     1,168,152
        Retained Earnings (Deficit)                           (1,184,684)

Less treasury stock, 8,196,223 shares at cost                     (1,133)
                                                                  (7,385)

                                                             $       150


See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                            STATEMENT OF OPERATIONS


                                   For the year ended   For the year ended
                                     March 31, 2003       March 31, 2002
                                     --------------       --------------

Revenue                              $        --          $        --

Expenses
General and Administrative                   2,465                 --
    Total Expenses                           2,465                 --

Income (Loss) Before Provision
    for Income Taxes                 $      (2,465)       $        --
Provision for Income Taxes                    --                   --
Net Income (Loss) from
    Operations                       $      (2,465)       $        --
Basic Income (Loss)
    Per Share                        $        --          $        --
    Weighted Average Number of
     Shares Outstanding                  5,071,000            5,140,100





The accompanying notes are an integral part of these financial statements.


                                 WINCROFT, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the year ended March 31, 2003 and March 31, 2002

                                      Preferred Stock              Common Stock
                                 ------------------------    ------------------------
                                   Shares        Amount        Shares        Amount
                                 ----------    ----------    ----------    ----------

Balance March 31, 2001                7,000    $       70     5,140,100    $   10,280

Surrender of preferred stock         (7,000)          (70)         --            --

Net Profit (Loss) for
 Year Ended March 31, 2002

Balance March 31, 2002                 --            --       5,140,100    $   10,280

Surrender of common stock              --            --        (700,000)         --

Net Profit (Loss) for
 Year Ended March 31, 2003

Balance March 31, 2003                 --            --       4,440,100    $   10,280









The accompanying notes are an integral part of these financial statements.


                                 WINCROFT, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              For the year ended March 31, 2003 and March 31, 2002

                                Additional     Retained       Treasury        Total
                                 Paid-In       Earnings        Stock       Stockholders'
                                 Capital       Deficit         Amount         Equity
                               -----------   -----------    -----------    -----------
Balance March 31, 2001         $ 1,168,082   $(1,182,219)   $    (1,133)   $    (4,900)

Surrender of preferred stock            70          --             --             --

Net Profit (Loss) for
 Year Ended March 31, 2002

Balance March 31, 2002         $ 1,168,152   $(1,182,149)   $    (1,133)   $    (4,900)

Surrender of common stock             --            --             --             --

Net Profit (Loss) for
 Year Ended March 31, 2003            --          (2,465)          --           (2,465)

Balance March 31, 2003         $ 1,168,082   $(1,184,614)   $    (1,133)   $    (7,365)












The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS

                                                    For the years ended
                                               ------------------------------
                                               March 31, 2003   March 31,2002
                                               --------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES
  Income (Loss) from Operations                $      (2,465)   $        --

Adjustments to reconcile net income(loss)
 to net cash received from operation
 activities:
       Increase (Decrease) in:
       Accounts payable                                2,465             --
Net cash used by operating activities                   --               --

CASH FLOW FROM INVESTING ACTIVITIES
   Net cash used by investing activities                --               --

CASH FLOWS FROM FINANCING RESOURCES
   Net cash used by financing activities                --               --

INCREASE (DECREASE) IN CASH                             --               --
BEGINNING CASH BALANCE                                   150              150

ENDING CASH BALANCE                            $         150    $         150




The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       March 31, 2002 and March 31, 2001

NOTE A: Summary of Significant Accounting Policies

     Organization and Principles of Consolidation

     The Company was organized in May, 1980, as part of a quasi?reorganization of Colspan Environmental Systems. At present, the Company has no subsidiaries and is operating at a reduced level. On 18th May, 1998, the Registrant held a shareholders meeting, at which the shareholders approved resolutions to ratify the appointment of auditors for the fiscal year ended March 31, 1998, to amend the Articles of Incorporation to change the Company's name to Wincroft, Inc., approved a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, approved the amendment to the Articles of Incorporation to create Preferred Shares, approved the transfer of control of the Company to Jason Conway, approved the issuance of common and preferred stock along with a Promissory Note to acquire the VideoTalk product, and ratified all previous actions of the officers and directors of the Company. The financial statements reflect the VideoTalk transaction as unconditional.

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

     Depreciation of equipment is provided on the straight?line method over an estimated useful life of five years.

     Capital Stock

     The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of March 31, 2003. The number of common shares issued and outstanding are 4,440,100, no par value.

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

Item 8.   Disagreements on Accounting and Financial Disclosures

There has not been a filing to report a disagreement on any matter of accounting principle or financial statement disclosure, within 24 months of the date of the most recent statements.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

     The following persons serve as Directors and/or Officers of the Registrant:

 Name              Age   Position     Period Served     Term    Expires
 ----              ---   --------     -------------     ----    -------

 Daniel Wettreich  51    Chairman      April 2000

                         President                              Annual Meeting
                         Treasurer
                         Director


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

     (1)  Constable Group plc filed for voluntary liquidation in July 1998.

Item 10.  Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2003. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 11.  Security Ownership of Certain Beneficial  Owners and  Management

The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of April 15,2003, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

     Name and Address of                 Amount and Nature of      Percent
     Beneficial Owner                    Beneficial Ownership      of Class
     ----------------                    --------------------      --------


     Daniel Wettreich                         3,576,400              80.5%
     18170 Hillcrest Road, Suite 100
     Dallas, Texas  75252

     All Officers and Directors as a
     group (one person)                       3,576,400              80.5%


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

On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant, comprising 3,576,400 shares, to Daniel Wettreich the President of Registrant. Following this transaction, Daniel Wettreich, Separate Property now owns in excess of 80% of the issued and outstanding shares of Registrant's common stock.

On February 24th, 2003 Registrant accepted for treasury 700,000 shares for nil consideration.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K February 26th, 2003 reporting Item 5


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

The following financial statements are included in Part II, Item 8 of this report for the period ended March 31, 2003:

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

     3(b)  Bylaws: Incorporated by Reference as i mmediately above

     22(a) Subsidiaries: None.

     Reports on Form 8-K
           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     WINCROFT, INC.
     (Registrant)


     By:  /s/ Daniel Wettreich
        ------------------------------
        Daniel Wettreich, Chairman
        and President

     Date: June 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By:  /s/ Daniel Wettreich
        ------------------------------
        Daniel Wettreich, Director;
        Chairman and President,
        (Principal Executive Officer);
        Treasurer (Principal Financial
        and Accounting Officer)

     Date: June 17, 2003