Form 10QSB
period 2003-06-30
WINCROFT INC
filed 2003-08-14
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003
                                       -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,440,100 common stock, no par value.

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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                                June 30,
                                                                  2003
                                                             -------------

Current Assets:
  Cash                                                       $         150


Total Assets                                                 $         150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $       7,515

TOTAL LIABILITIES                                            $       7,515

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                          10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                     1,168,152
  Retained Earnings (Deficit)                                   (1,184,684)
  Less treasury stock, 7,496,223 shares at cost                     (1,133)
                                                                    (7,385)

                                                             $         150




              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended
                                                June 30,
                                           2003         2002
                                        ----------   ----------
Sales                                   $     --     $     --

Cost of Sales                                 --           --

Gross Profit                                  --           --

Operating Expenses:
  Administrative expenses                     --           --



Net Income (Loss)                       $     --     $     --

Net Income (Loss) per share*            $     --     $     --

Weighted Average Number of
  Shares outstanding                     4,440,100    5,140,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             June 30,
                                                        2003         2002
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $     --     $     --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                             --           --
  Net cash used by operating activities                    --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --           --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --           --

NET INCREASE (DECREASE) IN CASH                            --           --

CASH AT BEGINNING OF PERIOD                                 150          150

CASH AT END OF PERIOD                                $      150   $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --     $     --
  Cash paid for income taxes                         $     --     $     --





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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2003.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the nine months was $0 ($0 2002). Net cash used by investing activities was $0 ($0 in 2002) and by financing activities was $0 ($0 in 2002).

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

PART II - OTHER INFORMATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act, the undersigned officer certifis that-

(1) the signing officer has reviewed the report;

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

Date: August 12, 2003