Form 10QSB/A
period 2003-09-30
WINCROFT INC
filed 2003-12-17
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



WINCROFT, INC.
(Registrant)


By: /s/ Daniel Wettreich
--------------------------
Daniel Wettreich,
President

Date: December 17, 2003