Form 10QSB
period 2003-12-31
WINCROFT INC
filed 2004-02-17
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003
                                               ------------------

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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                             December 31,
                                                                  2003
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


                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended           Nine Months Ended
                                      December 31,                December 31,
                                   2003          2002          2003           2002
                               -----------   -----------   -----------    -----------
Sales                          $      --     $      --     $      --      $      --

Cost of Sales                         --            --            --             --

Gross Profit                          --            --            --             --

Operating Expenses:
  Administrative expenses             --            --            (950)        (2,465)


  Total Operating Expenses            --            --            (950)        (2,465)


Net Income (Loss)              $      --     $      --     $      (950)   $    (2,465)

Net Income (Loss) per share*   $      --     $      --     $      --      $      --

Weighted Average Number of
  Shares outstanding             4,440,100     5,140,100     4,440,100      5,140,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           December 31,
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $950 compared with a loss of S2,465 for the previous year.This was due to administrative expenses The Company is now seeking merger opportunities.

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

Date: February 16th, 2003