Form 10KSB
period 2004-03-31
WINCROFT INC
filed 2004-06-22
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

   [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended March 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2004 was $- 0-. The aggregate market value of the common shares held by non- affiliates was $25,911 as of April 30, 2004.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's Common Stock, no par value is traded over the counter (WINN.PK) and the market for the stock has been relatively inactive. The range of low and high bid quotations foreach calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.


           Quarter Ending             Bid         Ask
           --------------             ---         ---

           March 31, 2002             0.20        0.20
           June 30, 2002              0.06        0.06
           September 30, 2002         0.05        0.05
           December 30, 2002          0.05        0.05
           March 31, 2003             0.03        0.03
           June 30,2003               0.03        0.03
           September 30,2003          0.03        0.03
           December 30,2003           0.03        0.03
           March 31,2004              0.20        0.20


The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of April 15, 2004 there were approximately 370 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended March 31, 2004 the Company incurred losses of $950 compared with $2,465 in 2003. The Company had no activities.On February,24th 2003 Registrant accepted for treasury for nil consideration 700,000 shares.

There were no revenues for the period. The Company is now seeking merger opportunities.


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($0 in 2003). Net cash provided by investing activities was $-0- ($-0- in 2003) and by financing activities was $-0- ($0 in 2003).

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

Financial Statements for March 31, 2004 and March 31, 2003

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



Larry O'Donnell, CPA, P.C.
May 17, 2003
Aurora, Colorado

                                 WINCROFT, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                            March 31, 2004
                                                            --------------

Current Assets:
  Cash                                                       $       150

        Total Assets                                         $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $     8,465

TOTAL LIABILITIES                                            $     8,465

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
        authorized; 4,440,100 shares issued
        and outstanding                                           10,280
  Preferred Stock 25,000,000 authorized $.01 par value
     None issued
Additional paid in capital                                     1,168,152
  Retained Earnings (Deficit)                                 (1,185,614)

Less treasury stock, 8,196,223 shares at cost                     (1,133)
                                                                  (8,315)

                                                             $       150
See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                             STATEMENT OF OPERATIONS


                                  For the year ended      For the year ended
                                    March 31, 2004          March 31, 2003
                                    --------------          --------------

Revenue                             $         --            $         --

Expenses
General and Administrative                     950                   2,465
    Total Expenses                             950                   2,465
Income (Loss) Before Provision
    for Income Taxes                $         (950)         $       (2,465)
Provision for Income Taxes                    --                      --
Net Income (Loss) from
    Operations                      $         (950)         $       (2,465)
Basic Income (Loss)
    Per Share                       $         --            $         --
    Weighted Average Number of
     Shares Outstanding                  4,440,100               5,071,000



The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the year ended March 31, 2004 and March 31, 2003

                                            Common Stock
                                        Shares        Amount
                                      ----------    ----------

Balance March 31, 2002                 5,140,100    $   10,280

Surrender of common stock               (700,000)         --

Net Profit (Loss) for
Year Ended March 31, 2003




Balance March 31, 2003                 4,440,100        10,280

Net Profit (Loss) for
Year Ended March 31, 2004

Balance March 31, 2004                 4,440,100    $   10,280







The accompanying notes are an integral part of these financial statements.


                                 WINCROFT, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              For the year ended March 31, 2004 and March 31, 2003

                             Additional     Retained       Treasury        Total
                              Paid-In       Earnings        Stock       Stockholders'
                              Capital       Deficit         Amount         Equity
                            -----------   -----------    -----------    -----------
Balance March 31, 2002      $ 1,168,152   $(1,182,199)   $    (1,133)   $    (4,900)

Surrender of common stock          --            --             --             --

Net Profit (Loss) for
Year Ended March 31, 2002          --          (2,465)          --           (2,465)

Balance March 31, 2003        1,168,152    (1,184,664)        (1,133)        (7,365)

Net Profit (Loss) for
Year Ended March 31, 2004          --            (950)          --             (950)


Balance March 31, 2004      $ 1,168,152   $(1,185,614)   $    (1,133)   $    (8,315)





The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS

                                                     For the years ended
                                              -------------------------------
                                              March 31, 2004    March 31,2003
                                              --------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES
  Income (Loss) from Operations                 $     (950)      $   (2,465)

Adjustments to reconcile net income(loss) to
 net cash received from operation activities:
            Increase (Decrease) in:
            Accounts payable                           950            2,465
Net cash used by operating activities                 --               --

CASH FLOW FROM INVESTING ACTIVITIES
   Net cash used by investing activities              --               --
CASH FLOWS FROM FINANCING RESOURCES
   Net cash used by financing activities              --               --
INCREASE (DECREASE) IN CASH                           --               --
BEGINNING CASH BALANCE                                 150              150

ENDING CASH BALANCE                             $      150       $      150



The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        March 31, 2002 and March 31, 2001

NOTE A: Summary of Significant Accounting Policies

        Organization and Principles of Consolidation

The Company was organized in May, 1980, as part of a quasi reorganization of Colspan Environmental Systems. At present, the Company has no subsidiaries and is operating at a reduced level. On 18th May, 1998, the Registrant held a shareholders meeting, at which the shareholders approved resolutions to ratify the appointment of auditors for the fiscal year ended March 31, 1998, to amend the Articles of Incorporation to change the Company's name to Wincroft, Inc., approved a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, approved the amendment to the Articles of Incorporation to create Preferred Shares, approved the transfer of control of the Company to Jason Conway, approved the issuance of common and preferred stock along with a Promissory Note to acquire the VideoTalk product, and ratified all previous actions of the officers and directors of the Company. The financial statements reflect the VideoTalk transaction as unconditional.

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

Depreciation of equipment is provided on the straight line method over an estimated useful life of five years.

Capital Stock

The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of March 31, 2004. The number of common shares issued and outstanding are 4,440,100, no par value.

The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes. All shares of the Company's Preferred Stock have a preference over the Common Stock in the event of liquidation or similar action.The Board of Directors of the Company are authorized to create series of Preferred Shares designating the rights as a result of the amendments approved by the shareholders at the meeting held May 18, 1998. The preferred shares have no voting rights.

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

 Daniel Wettreich  52    Chairman      April 2000

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

                             CASH COMPENSATION TABLE


     Name of Individual        Capacities in            Cash
     or Number in Group        Which Served         Compensation
     ------------------        ------------         ------------

            --                       --                 NONE

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

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          NONE


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

     Exhibits included herein:

     3(a) Articles of Incorporation: Incorporated by reference to Registration Statement filed on Form 10, May 10, 1984; File No. 0-12122

     3(b)  Bylaws: Incorporated by Reference as i mmediately above

     22(a) Subsidiaries: None.

     31.1  Section 302 Certification Of Chief Executive Officer

     31.2  Section 302 Certification Of Chief Financial Officer

     32.1  Section 906 Certification Of Chief Executive Officer

     32.2  Section 906 Certification Of Chief Financial Officer

     Reports on Form 8-K
           None


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees. O'Donnell billed for the following professional services: $270 for the fiscal periods ending May 31, 2003, August 31, 2003 and November 30, 2003; $750 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2004.

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

     Date: June 22, 2004

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

     Date: June 22, 2004