Form 10QSB
period 2004-06-30
WINCROFT INC
filed 2004-08-13
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2004
                                              ------------------

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

                                 WINCROFT, INC.
                                 and subsidiary

                                      INDEX


                                                                        Page
                                                                        No.
                                                                        ----


Part I - FINANCIAL INFORMATION:

  Item 1. Condensed Balance Sheets                                        3

          Condensed Statements of Operations                              4

          Condensed Statements of Cash Flows                              5

          Notes to Condensed Financial Statements (unaudited)             6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

Part II - OTHER INFORMATION                                               7

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                               June 30,
                                                                 2003
                                                             -----------

Current Assets:
  Cash                                                       $       150


Total Assets                                                 $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     8,465

TOTAL LIABILITIES                                            $     8,465

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                        10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                   1,168,152
  Retained Earnings (Deficit)                                 (1,185,614)
  Less treasury stock, 7,496,223 shares at cost                   (1,133)
                                                                  (8,315)

                                                             $       150



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            June 30
                                                       2004          2003
                                                   -----------   -----------
Sales                                              $      --     $      --

Cost of Sales                                             --            --

Gross Profit                                              --            --

Operating Expenses:
  Administrative expenses                                 --            --



Net Income (Loss)                                  $     --      $      --

Net Income (Loss) per share*                       $     --      $      --

Weighted Average Number of
  Shares outstanding                                4,440,100      4,440,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            June 30
                                                       2004          2003
                                                   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $      --     $      --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            --            --
  Net cash used by operating activities                   --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                   --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities        --            --

NET INCREASE (DECREASE) IN CASH                           --            --

CASH AT BEGINNING OF PERIOD                                150           150

CASH AT END OF PERIOD                              $       150   $       150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                           $      --     $      --
  Cash paid for income taxes                       $      --     $      --


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2004.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $0 ($0 2003). Net cash used by investing activities was $0 ($0 in 2003) and by financing activities was $0 ($0 in 2003).

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

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K
                      NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



WINCROFT, INC.
(Registrant)


By: /s/ Daniel Wettreich
---------------------------
Daniel Wettreich,
President

Date: August 12, 2004