Form 10QSB
period 2004-09-30
WINCROFT INC
filed 2004-11-05
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2004
                                              ------------------

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

                          WINCROFT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                                             September 30,
                                                                 2004
                                                             -------------

Current Assets:
  Cash                                                       $         150


Total Assets                                                 $         150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $       9,415

TOTAL LIABILITIES                                            $       9,415



Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                          10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                     1,168,052
  Retained Earnings (Deficit)                                   (1,186,564)
  Less treasury stock, 7,496,223 shares at cost                     (1,133)

                                                                    (9,265)


                                                             $         150




              See accompanying notes to these financial statements.


                                 WINCROFT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended            Six Months Ended
                                      September 30,                September 30,
                                   2004           2003          2004           2003
                               -----------    -----------   -----------    -----------
Sales                          $      --      $      --     $      --      $      --

Cost of Sales                         --             --            --             --

Gross Profit                          --             --            --             --

Operating Expenses:
  Administrative expenses              950            950           950            950
  Total Operating Expenses             950            950           950            950


Net Income (Loss)              $      (950)          (950)         --             --

Net Income (Loss) per share*   $      --      $      --     $      (950)   $      (950)

Weighted Average Number of
  Shares outstanding             4,440,100      4,440,100     4,440,100      4,440,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                            September 30,
                                                         2004           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $      (950)   $      (950)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                               950            950
  Net cash used by operating activities                     --             --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                     --             --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities          --             --

NET INCREASE (DECREASE) IN CASH                             --             --

CASH AT BEGINNING OF PERIOD                                  150            150

CASH AT END OF PERIOD                                $       150    $       150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $      --      $      --
  Cash paid for income taxes                         $      --      $      --







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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The results for the period of a loss of $950 compares with a loss of $950 for the previous year. The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0Seems like a solid strategy to me, but for whatever reason, it ultimately just fell short by a sliver. ($0 2003). Net cash used by investing activities was $0 ($0 in 2003) and by financing activities was $0 ($0 in 2003).

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



WINCROFT, INC.
(Registrant)


By: /s/ Daniel Wettreich
------------------------
Daniel Wettreich,
President

Date: November 5, 2004