Form 10QSB
period 2004-12-31
WINCROFT INC
filed 2005-02-11
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004
                                               -----------------

[ ]    Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from ______________ to ______________

                         Commission file number 0-12122
                                     -------

                                 WINCROFT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                        84-0601802
-------------------------------                 --------------------------------
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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                                  BALANCE SHEET

                                      ASSET
                                                             December 31,
                                                                  2004
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


                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended           Nine Months Ended
                                      December 31,                December 31,
                                   2004          2003          2004           2003
                               -----------   -----------   -----------    -----------
Sales                          $      --     $      --     $      --      $      --

Cost of Sales                         --            --            --             --

Gross Profit                          --            --            --             --

Operating Expenses:
  Administrative expenses             --            --            (950)          (950)


  Total Operating Expenses            --            --            (950)          (950)


Net Income (Loss)              $      --     $      --     $      (950)   $      (950)

Net Income (Loss) per share*   $      --     $      --     $      --      $      --

Weighted Average Number of
  Shares outstanding             4,440,100     4,440,100     4,440,100      4,440,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           December 31,
                                                        2004         2003
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $     (950)  $     (950)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                              950          950
  Net cash used by operating activities                    --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --           --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --           --

NET INCREASE (DECREASE) IN CASH                            --           --

CASH AT BEGINNING OF PERIOD                                 150          150

CASH AT END OF PERIOD                                $      150   $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --     $     --
  Cash paid for income taxes                         $     --     $     --


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $950 compared with a loss of S950 for the previous year.This was due to administrative expenses The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2003). Net cash used by investing activities was $0 ($0 in 2003) and by financing activities was $0 ($0 in 2003).

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

Date: February 11th, 2005