Form 10KSB
period 2005-03-31
WINCROFT INC
filed 2005-06-14
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

   [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended March 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for the fiscal year ended March 31, 2005 was $- 0-. The aggregate market value of the common shares held by non- affiliates was $213,120 as of May 2, 2005.

The number of shares outstanding of the Registrant's common stock no par value was 4,440,100.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

     Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2005 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

     Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2005 owned 11,824,200 shares representing 93.00% of the issued and outstanding common stock of Forme.

     Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2005 owned 8,006,490 shares representing 92.64% of the issued and outstanding common stock of Malex.

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

           Quarter Ending             Bid         Ask


           March 31, 2003             0.03        0.03
           June 30,2003               0.03        0.03
           September 30,2003          0.03        0.03
           December 30,2003           0.03        0.03
           March 31,2004              0.20        0.20
           June 30,2004               0.20        0.20
           September 30,2004          0.20        0.20
           December 30,2004           0.20        0.20
           March 31,2005              0.24        0.24


The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of May 2, 2005 there were approximately 369 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended March 31, 2005 the Company incurred losses of $1,100 compared with $950 in 2004. The Company had no activities.

There were no revenues for the period. The Company is now seeking merger opportunities.


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($0 in 2004). Net cash provided by investing activities was $-0- ($-0- in 2004) and by financing activities was $-0- ($0 in 2004).

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

Item 7.   Financial Statement and Supplementary Data
                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firms:
Comiskey and Company, P.C. for March 31, 2005                              7

Larry O'Donnell, CPA, PC for March 31, 2004                                8

Financial Statements for March 31, 2005 and March 31, 2004

Balance Sheet                                                              9

Statements of Operations                                                  10

Statement of Changes in Stockholders Equity                               11

Statements of Cash Flows                                                  13

Notes to Financial Statements                                             14

Comiskey and Company, P.C.
789 Sherman Street
Suite 385
Denver, Colorado, 80203
Telephone (303) 830 2255

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Wincroft, Inc.

We have audited the accompanying balance sheet of Wincroft, Inc. as of March 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc. as of March 31, 2005 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


                                                          /s/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

Denver, Colorado

June 5, 2005

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


Board of Directors and Shareholders
Wincroft, Inc.


             Report of Independent Registered Public Accounting Firm

I have audited the accompanying balance sheet of Wincroft, Inc., as of March 31, 2004 (not separately presented), and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended March 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position (not separately presented), of Wincroft, Inc., as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



Larry O'Donnell, CPA, P.C.
June 21, 2004
Aurora, Colorado

                                 WINCROFT, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                March 31, 2005
                                                                --------------

         Current Assets:
         Cash                                                   $          150



         Total Assets                                           $          150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                             $        9,565

TOTAL LIABILITIES                                               $        9,565

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
         authorized; 4,440,100 shares issued
        and outstanding                                                 10,280
  Preferred Stock 25,000,000 shares authorized $.01 par value
     None issued
Additional paid in capital                                           1,168,152
  Retained Earnings (Deficit)                                       (1,186,714)

Less treasury stock, 8,196,223 shares at cost                           (1,133)
                                                                        (9,415)

                                                                $          150
See accompanying notes to these financial statements.

WINCROFT, INC.
STATEMENTS OF OPERATIONS


                               For the year ended   For the year ended
                                 March 31, 2005       March 31, 2004
                                 --------------       --------------

Revenue                          $         --         $         --

Expenses
General and Administrative                1,100                  950
    Total Expenses                        1,100                  950
Income (Loss) Before Provision
    for Income Taxes             $       (1,100)      $         (950)
Provision for Income Taxes                 --                   --
Net Income (Loss) from
    Operations                   $       (1,100)      $         (950)
Basic Income (Loss)
    Per Share                    $         --         $         --
    Weighted Average Number of
     Shares Outstanding               4,440,100            4,440,100






The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended March 31, 2005
and March 31, 2004

                                        Common Stock
                                    Shares       Amount
                                  ----------   ----------

Balance March 31, 2004             4,440,100   $   10,280


Net loss for
Year Ended March 31, 2004




Balance March 31, 2004             4,440,100       10,280

Net loss for
Year Ended March 31, 2005

Balance March 31, 2005             4,440,100   $   10,280















The accompanying notes are an integral part of these financial statements.


WINCROFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the year ended March 31, 2005 and March 31, 2004

                             Additional     Retained       Treasury         Total
                              Paid-In       Earnings        Stock       Stockholders'
                              Capital       Deficit         Amount         Equity
                            -----------   -----------    -----------    ------------
Balance March 31, 2003      $ 1,168,152   $(1,184,664)   $    (1,133)   $     (7,365)


Net loss for
Year Ended March 31, 2004          --            (950)          --              (950)

Balance March 31, 2004        1,168,152    (1,185,614)        (1,133)          8,315)

Net loss for
Year Ended March 31, 2005          --          (1,100)          --            (1,100)


Balance March 31, 2005      $ 1,168,152   $(1,186,714)   $    (1,133)   $     (9,415)








The accompanying notes are an integral part of these financial statements.

                                     WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS

                                                 For the years ended
                                             --------------------------
                                               March 31,      March 31,
                                                 2005           2004
                                             -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Income (Loss) from Operations              $    (1,100)   $      (950)

Adjustments to reconcile net income (loss)
  to net cash received from operation
  activities:
            Increase (Decrease) in:
            Accounts payable                       1,100            950
Net cash used by operating activities               --             --

CASH FLOW FROM INVESTING ACTIVITIES
   Net cash used by investing activities            --             --
CASH FLOWS FROM FINANCING ACTIVITIES
   Net cash used by financing activities            --             --
INCREASE (DECREASE) IN CASH                         --             --
BEGINNING CASH BALANCE                               150            150

ENDING CASH BALANCE                          $       150    $       150



The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        March 31, 2005 and March 31, 2004

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

Capital Stock

The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of March 31, 2005. The number of common shares issued and outstanding are 4,440,100, no par value.

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

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS
123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.


NOTE B:  Income Taxes

The Company has incurred approximately $1,200,000 in net operating losses. The expiration dates for the net operating loss carry forwards are from 2006 through 2025. Use of these net operating loss carry forwards is dependent on future taxable income and may be limited under the change of control provisions of Internal Revenue Code Section 382. Deferred tax assets of $350,000 have been offset entirely by a valuation allowance.

Item 8.   Disagreements on Accounting and Financial Disclosures

There has not been a filing to report a disagreement on any matter of accounting principle or financial statement disclosure, within 24 months of the date of the most recent statements.

Change in Independent Accountants

     On May 13, 2005, Registrant dismissed Larry O'Donnell CPA, P.C. ("O'Donnell") as its principal accountant. Such action had been previously approved by the Registrant's Board of Directors. O'Donnell's report on the financial statements of the Company for the past year did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. O'Donnell had been appointed as auditor of the corporation on May 12,1998. From the time of O'Donnell's appointment as the Company's auditor through the date of this report, there have been no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O'Donnell, would have caused O'Donnell to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended March 31, 2005. This action was previously approved by the Registrant's Board of Directors.

Item 9.01 Financial Statements and Exhibits


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

     The following persons serve as Directors and/or Officers of the Registrant:

 Name              Age   Position     Period Served     Term    Expires
 ----              ---   --------     -------------     ----    -------

 Daniel Wettreich  53    Chairman      April 2000
                         President                              Annual Meeting
                         Treasurer
                         Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since April 2000. Additionally, he currently holds directors positions in the following public companies Camelot Corporation , Forme Capital, Inc., and Malex, Inc.
Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

Item 10.  Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2005. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 11.  Security Ownership of Certain Beneficial  Owners and  Management

The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of June 8, 2005, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          NONE


The following financial statements are included in Part II, Item 8 of this report for the period ended March 31, 2005:

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

     32.1  Section 906  Certification Of Chief Executive  Officer

     32.2  Section 906 Certification Of Chief Financial Officer


     Reports on Form 8-K
           None


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Comiskey and Company ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$1,200 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2005.

The Company's previous auditor, Larry O'Donnell, CPA, PC billed for the following professional services: $950 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2004, $150 for the review of the quarterly financial statements of the Company for the quarters ended June 30, September 30 and December 31, 2004.

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

     Date: June 9, 2005

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

     Date: June 9, 2005