Form 10KSB/A
period 2005-03-31
WINCROFT INC
filed 2005-06-28
CIK 726435

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

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

Change in Independent Accountants

     On May 13, 2005, Registrant dismissed Larry O'Donnell CPA, P.C. ("O'Donnell") as its principal accountant. Such action had been previously approved by the Registrant's Board of Directors. O'Donnell's reports on the financial statements of the Company for the two most recent fiscal years ended March 31,2004 and March 31,2003 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. O'Donnell had been appointed as auditor of the corporation on May 12,1998. From the time of O'Donnell's appointment as the Company's auditor through the date of this report, there have been no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O'Donnell, would have caused O'Donnell to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended March 31, 2005. This action was previously approved by the Registrant's Board of Directors.

Item 8A.   Controls and Procedures
           -----------------------

As of the end of the period covered by this Annual Report,  our Chief  Executive
Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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