Form 10QSB
period 2005-06-30
WINCROFT INC
filed 2005-08-12
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2005
                                              ------------------

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

                                 WINCROFT, INC.


                                      INDEX


                                                                        Page
                                                                         No.
                                                                        ----


Part I - FINANCIAL INFORMATION:

  Item 1. Condensed Balance Sheets (Unaudited)                           2

          Condensed Statements of Operations (Unaudited)                 3

          Condensed Statements of Cash Flows (Unaudited)                 4

          Notes to Condensed Financial Statements (unaudited)            5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          6

Part II - OTHER INFORMATION                                              6

                                 WINCROFT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                               June 30,
                                                                 2005
                                                             -----------

Current Assets:
  Cash                                                       $       150


Total Assets                                                 $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $    10,765

TOTAL LIABILITIES                                            $    10,765

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                        10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                   1,168,152
  Retained Earnings (Deficit)                                 (1,187,914)
  Less treasury stock, 7,496,223 shares at cost                   (1,133)
                                                                 (10,615)
Total Stockholder's Equity
                                                             $       150



              See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          June 30
                                                    2005           2004
                                                 -----------    -----------
Sales                                            $      --      $      --

Cost of Sales                                           --             --

Gross Profit                                            --             --

Operating Expenses:
  Administrative expenses                              1,200           --



Net Income (Loss)                                $    (1,200)   $      --

Net Income (Loss) per share*                     $      --      $      --

Weighted Average Number of
  Shares outstanding                               4,440,100      4,440,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              June 30
                                                        2005          2004
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (1,200)   $     --
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            1,200          --
  Net cash used by operating activities                    --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --            --

NET INCREASE (DECREASE) IN CASH                            --            --

CASH AT BEGINNING OF PERIOD                                 150           150

CASH AT END OF PERIOD                                $      150    $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --      $     --
  Cash paid for income taxes                         $     --      $     --






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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2005.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period.The loss for the period was $1,200 compared with a loss of $-0- for the previous period.This was due to administrative expenses. The Company is now seeking merger opportunities

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the three months was $0 ($0 2004). Net cash used by investing activities was $0 ($0 in 2004) and by financing activities was $0 ($0 in 2004).

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

Item 3.   Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

Date: August 12, 2005