Form 10QSB
period 2005-09-30
WINCROFT INC
filed 2005-11-10
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [x] Yes [] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [] Yes [] No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,440,100 common stock, no par value.

                                 WINCROFT, INC.
                                 and subsidiary

                                      INDEX


                                                                        Page
                                                                         No.
                                                                        ----


Part I - FINANCIAL INFORMATION:

  Item 1. Condensed Balance Sheets (Unaudited)                            3

          Condensed Statements of Operations (Unaudited)                  4

          Condensed Statements of Cash Flows (Unaudited)                  5

          Notes to Condensed Financial Statements (unaudited)             6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6

  Item 3.   Controls and Procedures                                       6

Part II - OTHER INFORMATION                                               7

                                 WINCROFT, INC.
                                 and subsidiary


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                                  BALANCE SHEET
                                   (Unaudited)
                                      ASSET
                                                             December 31,
                                                                 2004
                                                             ------------

Current Assets:
  Cash                                                       $        150


Total Assets                                                 $        150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     11,148

TOTAL LIABILITIES                                            $     11,148

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                         10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                    1,168,152
  Retained Earnings (Deficit)                                  (1,188,297)
  Less treasury stock, 7,496,223 shares at cost                    (1,133)
                                                                  (10,998)


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         $        150




              See accompanying notes to these financial statements.


                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended             Six Months Ended
                                      September 30,                 September 30,
                                   2005           2004           2005           2004
                               -----------    -----------    -----------    -----------
Sales                          $      --      $      --      $      --      $      --

Cost of Sales                         --             --             --             --

Gross Profit                          --             --             --             --

Operating Expenses:
  Administrative expenses              383            950          1,583            950


  Total Operating Expenses             383            950          1,583            950


Net Income (Loss)              $      (383)   $      (950)   $    (1,583)   $      (950)

Net Income (Loss) per share*   $      --      $      --      $      --      $      --

Weighted Average Number of
  Shares outstanding             4,440,100      4,440,100      4,440,100      4,440,100


*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                           September 30,
                                                        2005          2004
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (1,583)   $     (950)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            1,583           950
  Net cash used by operating activities                    --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --            --

NET INCREASE (DECREASE) IN CASH                            --            --

CASH AT BEGINNING OF PERIOD                                 150           150

CASH AT END OF PERIOD                                $      150    $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --      $     --
  Cash paid for income taxes                         $     --      $     --


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $1,583 compared with a loss of $950 for the previous year. This was due to administrative expenses The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2004). Net cash used by investing activities was $0 ($0 in 2004) and by financing activities was $0 ($0 in 2004).

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

Date: November 9, 2005