Form 10QSB
period 2005-12-31
WINCROFT INC
filed 2006-02-14
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005
                                               ------------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No

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

                          WINCROFT, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                                  BALANCE SHEET
                                   (Unaudited)
                                      ASSET
                                                             December 31,
                                                                 2005
                                                             ------------

Current Assets:
  Cash                                                       $        150


Total Assets                                                 $        150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     11,621

TOTAL LIABILITIES                                            $     11,621

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                         10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                    1,168,152
  Retained Earnings (Deficit)                                  (1,188,770)
  Less treasury stock, 7,496,223 shares at cost                    (1,133)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                              (11,471)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $        150




              See accompanying notes to these financial statements.


                          WINCROFT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                   2005           2004          2005           2004
                               -----------    -----------   -----------   -----------
Sales                          $      --      $      --     $      --     $      --

Cost of Sales                         --             --            --            --

Gross Profit                          --             --            --            --

Operating Expenses:
  Administrative expenses              473           --           2,056           950


  Total Operating Expenses             473           --           2,056           950


Net Income (Loss)              $      (473)   $      --     $    (2,056)  $      (950)

Net Income (Loss) per share*   $      --      $      --     $      --     $      --

Weighted Average Number of
  Shares outstanding             4,440,100      4,440,100     4,440,100     4,440,100

*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                           December 31,
                                                        2005         2004
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (2,056)  $   (950)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            2,056        950
  Net cash used by operating activities                    --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --           --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --           --

NET INCREASE (DECREASE) IN CASH                            --           --

CASH AT BEGINNING OF PERIOD                                 150          150

CASH AT END OF PERIOD                                $      150   $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --     $     --
  Cash paid for income taxes                         $     --     $     --




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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $2,056 compared with a loss of $950 for the previous year. This was due to administrative expenses The Company is now seeking merger opportunities.

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

Date: February 9, 2006