Form 10KSB
period 2006-03-31
WINCROFT INC
filed 2006-06-28
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

   [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended March 31, 2006

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


Issuer's revenues for the fiscal year ended March 31, 2006 was $- 0-. The aggregate market value of the common shares held by non- affiliates was $97,680 as of May 2, 2006.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

     Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2006 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

     Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2006 owned 11,824,200 shares representing 93.00% of the issued and outstanding common stock of Forme.

     Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2006 owned 8,006,490 shares representing 92.64% of the issued and outstanding common stock of Malex.

During the past three years the Registrant has had no success in finding companies with which to merge. The basis on which a decision to merge will be taken, will be the opinion of Mr.Daniel Wettreich the President and Director of Registrant regarding primarily the quality of the businesses that will be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of Registrant if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's Common Stock, no par value is traded over the counter (WNCF.PK) and the market for the stock has been relatively inactive. The range of low and high bid quotations foreach calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.

           Quarter Ending             Bid         Ask

           March 31,2004              0.20        0.20
           June 30,2004               0.20        0.20
           September 30,2004          0.20        0.20
           December 30,2004           0.20        0.20
           March 31,2005              0.24        0.24
           June 30,2005               0.11        0.11
           September 30,2005          0.11        0.11
           December 30,2005           0.11        0.11
           March 31,2006              0.11        0.11


The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of May 2, 2006 there were approximately 369 shareholders of record of Registrant's Common Stock.

Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended March 31, 2006 the Company incurred losses of $2,504 compared with $1,100 in 2005. The Company had no activities.

There were no revenues for the period. The Company is now seeking merger opportunities.


Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $-0- ($0 in 2005). Net cash provided by investing activities was $-0- ($-0- in 2005) and by financing activities was $-0- ($0 in 2004).

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

Item 7.   Financial Statement and Supplementary Data
                                                                        Page No.
                                                                        --------

Independent Auditor's Report
Report of Independent Certified Public Accountant                           7


Financial Statements for March 31, 2006 and 2005

Balance Sheet                                                               8

Statements of Operations                                                    9

Statements of Changes in Stockholders Equity                               10

Statements of Cash Flows                                                   12

Notes to Financial Statements                                              13

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203


Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Wincroft, Inc.

We have audited the accompanying balance sheet of Wincroft, Inc. as of March 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc. as of March 31, 2006 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles in the United States of America.

Comiskey and Company

June 26, 2006

                                 WINCROFT, INC.
                                  BALANCE SHEET

                                     ASSETS

                                 March 31, 2006



         Current Assets:
         Cash                                                $       150
                                                             -----------



         Total Assets                                        $       150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $       449
   Accounts payable - related party                               11,620

TOTAL LIABILITIES                                                 12,069

Stockholders' Equity (Deficit):
  Common stock no par value, 75,000,000 shares
       authorized; 4,440,100 shares issued
       and outstanding                                            10,280
  Preferred Stock 25,000,000 authorized $.01 par value
     None issued
Additional paid in capital                                     1,168,152
  Retained Earnings (Deficit)                                 (1,189,218)
Less treasury stock, 8,196,223 shares at cost                     (1,133)
                                                             -----------
Total Stockholder's Equity                                       (11,919)

Total Liabilities & Stockholder's Equity                     $       150




The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF OPERATIONS


                                               For the years ended
                                        March 31, 2006     March 31, 2005
                                        --------------     --------------

Revenue                                   $      --          $      --

Expenses
General and Administrative                      2,504              1,100
    Total Expenses                              2,504              1,100

Income (Loss) Before Provision
    for Income Taxes                      $    (2,504)       $    (1,100)
Provision for Income Taxes                       --                 --
Net Income (Loss) from
    Operations                            $    (2,504)       $    (1,100)
Basic Income (Loss)
    Per Share                             $      --          $      --
    Weighted Average Number of
     Shares Outstanding                     4,440,100          4,440,100



The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended March 31, 2006 and March 31, 2005

                                            Common Stock
                                         Shares      Amount
                                       ---------   ---------

Balance March 31, 2004                 4,440,100   $  10,280


Balance March 31, 2005                 4,440,100      10,280


Balance March 31, 2006                 4,440,100   $  10,280










The accompanying notes are an integral part of these financial statements.


                                  WINCROFT, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED) For the
              years ended March 31, 2006 and March 31, 2005

                             Additional     Retained       Treasury         Total
                              Paid-In       Earnings        Stock       Stockholders'
                              Capital       Deficit         Amount         Equity
                            -----------   -----------    -----------    ------------
Balance March 31, 2004      $ 1,168,152   $(1,185,614)   $    (1,133)   $     (8,315)

Net Profit (Loss) for
Year Ended March 31, 2005          --          (1,100)          --            (1,100)

Balance March 31, 2005        1,168,152    (1,186,714)        (1,133)         (9,415)

Net Profit (Loss) for
Year Ended March 31, 2006          --          (2,504)          --            (1,583)


Balance March 31, 2006      $ 1,168,152   $(1,189,218)   $    (1,133)   $    (11,919)






The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS

                                                   For the years ended
                                             March 31, 2006   March 31, 2005
                                             --------------   --------------

CASH FLOW FROM OPERATING ACTIVITIES
  Income (Loss) from Operations                $   (2,504)      $   (1,100)

Adjustments to reconcile net income(loss)
 to net cash received from operation
 activities:
            Increase (Decrease) in:
            Accounts payable                        2,504            1,100
Net cash used by operating activities                --               --

CASH FLOW FROM INVESTING ACTIVITIES
   Net cash used by investing activities             --               --
CASH FLOWS FROM FINANCING ACTIVITES
   Net cash used by financing activities             --               --
INCREASE (DECREASE) IN CASH                          --               --
BEGINNING CASH BALANCE                                150              150

ENDING CASH BALANCE                            $      150       $      150


The accompanying notes are an integral part of these financial statements.

                                 WINCROFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        March 31, 2006 and March 31, 2005

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

Capital Stock

The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of March 31, 2006. The number of common shares issued and outstanding are 4,440,100, no par value.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

NOTE B:  Income Taxes

The Company has incurred approximately $1,200,000 in net operating losses. The expiration dates for the net operating loss carry forwards are from 1998 through 2026. Use of these net operating loss carry forwards is dependent on future taxable income. Deferred tax assets of $235,000 have been offset entirely by a valuation allowance.

NOTE C: Related Party Transactions

The Company's Chief Executive Officer & majority shareholder has advanced funds to pay creditors of the company. During the year ended March 31, 2006 a total of $2055 was advanced and $11,620 was owed at year end. Management intends to continue to fund expenses of the Company in the upcoming year.

The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Company's CEO. No amounts were paid or accrued for transfer agent fees in 2006 or 2005.

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

Item 9.01 Financial Statements and Exhibits


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

     The following persons serve as Directors and/or Officers of the Registrant:

Name                Age    Position    Period Served    Term    Expires
----                ---    --------    -------------    ----    -------

Daniel Wettreich    54     Chairman     April 2000
                           President                            Annual Meeting
                           Treasurer
                           Director

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since April 2000. Additionally, he currently holds directors positions in the following public companies Camelot Corporation , Forme Capital, Inc., and Malex, Inc.
Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

Item 10.  Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2006. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

                             CASH COMPENSATION TABLE


     Name of Individual        Capacities in            Cash
     or Number in Group         Which Served        Compensation
     ------------------        -------------        ------------
            --                       --                 NONE

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

Item 11.  Security Ownership of Certain Beneficial  Owners and  Management

The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of June 8, 2006, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

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

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          NONE


The following financial statements are included in Part II, Item 8 of this report for the period ended March 31, 2006:

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

Audit Fees. Comiskey billed for the following professional services:
$1,500 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2006.

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

     Date: June 27, 2006

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

     Date: June 27, 2006