Form 10QSB
period 2006-06-30
WINCROFT INC
filed 2006-08-11
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended   June 30, 2006
                                               -----------------

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

                          WINCROFT, INC. and subsidiary

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                                  BALANCE SHEET
                                   (Unaudited)
                                      ASSET
                                                               June 30,
                                                                 2006
                                                             -----------

Current Assets:
  Cash                                                       $        150
                                                             ------------


Total Assets                                                 $        150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $      1,500
  Accounts payable-related party                                   12,069
                                                             ------------

TOTAL LIABILITIES                                            $     13,569

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                         10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                    1,168,152
  Retained Earnings (Deficit)                                  (1,190,718)
  Less treasury stock, 7,496,223 shares at cost                    (1,133)
                                                             -------------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                              (13,419)
                                                             -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $        150




              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three Months Ended
                                                     June 30,
                                                2006          2005
                                             ----------    ----------
Sales                                        $     --      $     --

Cost of Sales                                      --            --

Gross Profit                                       --            --

Operating Expenses:
  Administrative expenses                         1,500         1,200
                                             ----------    ----------


  Total Operating Expenses                        1,500         1,200
                                             ----------    ----------


Net Income (Loss)                            $   (1,500)   $   (1,200)

Net Income (Loss) per share*                 $     --      $     --

Weighted Average Number of
  Shares outstanding                          4,440,100     4,440,100



*less than (.01) per share



              See accompanying notes to these financial statements.

                          WINCROFT, INC. and subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             June 30,
                                                        2006          2005
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (1,500)   $   (1,200)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            1,500         1,200
                                                     ----------    ----------
  Net cash used by operating activities                    --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --            --

NET INCREASE (DECREASE) IN CASH                            --            --

CASH AT BEGINNING OF PERIOD                                 150           150
                                                     ----------    ----------

CASH AT END OF PERIOD                                $      150    $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --      $     --
  Cash paid for income taxes                         $     --      $     --


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $1,500 compared with a loss of $1,200 for the previous year. This was due to administrative expenses The Company is now seeking merger opportunities.

Liquidity and Capital Resources
-------------------------------

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2005). Net cash used by investing activities was $0 ($0 in 2005) and by financing activities was $0 ($0 in 2005).

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

Date: August 11, 2006