Form 10QSB
period 2006-09-30
WINCROFT INC
filed 2006-11-09
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006
                                               ------------------

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

                                 WINCROFT, INC.

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                                  BALANCE SHEET
                                   (Unaudited)
                                      ASSET
                                                             September 30,
                                                                 2006
                                                             -------------

Current Assets:
  Cash                                                       $         150
                                                             -------------


Total Assets                                                 $         150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $         454
  Accounts payable-related party                                    13,569
                                                             -------------

TOTAL LIABILITIES                                                   14,023

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 4,440,100 shares
    issued and outstanding                                          10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                     1,168,152
  Retained Earnings (Deficit)                                   (1,191,172)
  Less treasury stock, 7,496,223 shares at cost                     (1,133)
                                                             -------------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                               (13,873)
                                                             -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $         150




              See accompanying notes to these financial statements.


                                 WINCROFT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended             Six Months Ended
                                      September 30,                 September 30,
                                   2006           2005           2006           2005
                               -----------    -----------    -----------    -----------
Sales                          $      --      $      --             --             --

Cost of Sales                         --             --             --             --

Gross Profit                          --             --             --             --

Operating Expenses:
  Administrative expenses              454            383          1,954          1,583
                               -----------    -----------    -----------    -----------


  Total Operating Expenses             454            383          1,954          1,583
                               -----------    -----------    -----------    -----------


Net Income (Loss)              $      (454)   $      (383)   $    (1,954)   $    (1,583)

Net Income (Loss) per share*   $      --      $      --      $      --      $      --

Weighted Average Number of
  Shares outstanding             4,440,100      4,440,100      4,440,100      4,440,100



*less than (.01) per share



              See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                           September 30,
                                                        2006          2005
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (1,954)   $   (1,583)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            1,954         1,583
                                                     ----------    ----------
  Net cash used by operating activities                    --            --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --            --

NET INCREASE (DECREASE) IN CASH                            --            --

CASH AT BEGINNING OF PERIOD                                 150           150
                                                     ----------    ----------

CASH AT END OF PERIOD                                $      150    $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --      $     --
  Cash paid for income taxes                         $     --      $     --


              See accompanying notes to these financial statements.

                                 WINCROFT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Financial Statements
--------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $1,954 compared with a loss of $1,583 for the previous period. This was due to administrative expenses The Company is now seeking merger opportunities.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.


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

Date: November 9, 2006