Form 10QSB
period 2006-12-31
WINCROFT INC
filed 2007-02-20
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2006
                                               ------------------

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

                          WINCROFT, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BALANCE SHEET
                                   (Unaudited)
                                     ASSETS
                                                             December 31,
                                                                 2006
                                                             ------------

Current Assets:
  Cash                                                       $        150
                                                             ------------


Total Assets                                                 $        150

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $        701
  Accounts payable -related party                                  14,023
                                                             ------------

TOTAL LIABILITIES                                                  14,724

Stockholders' Equity (Deficit):
  Common stock no par value,
    75,000,000 shares authorized; 11,936,323 shares
    issued and 4,440,100 outstanding                               10,280
  Preferred Stock 25,000,000 authorized $.01 par value
    None issued
  Additional paid in capital                                    1,168,152
  Retained Earnings (Deficit)                                  (1,191,873)

  Less treasury stock, 7,496,223 shares at cost                    (1,133)
                                                             ------------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                              (14,574)
                                                             ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $        150




              See accompanying notes to these financial statements.


                          WINCROFT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                   2006           2005          2006           2005
                               -----------    -----------    -----------     -----------
Sales                          $      --      $      --      $      --      $      --

Cost of Sales                         --             --             --             --

Gross Profit                          --             --             --             --

Operating Expenses:
  Administrative expenses              701            473          2,655          2,056
                               -----------    -----------    -----------    -----------


  Total Operating Expenses             701            473          2,655          2,056
                               -----------    -----------    -----------    -----------


Net Income (Loss)              $      (701)   $      (473)   $    (2,655)   $    (2,056)

Net Income (Loss) per share*   $      --      $      --      $      --      $      --

Weighted Average Number of
  Shares outstanding             4,440,100      4,440,100      4,440,100      4,440,100


*less than (.01) per share





              See accompanying notes to these financial statements.

                          WINCROFT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                           December 31,
                                                        2006          2005
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (2,655)   $   (2,056)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Increase in accounts payable                            2,655         2,056
Net cash used by operating activities                      --            --
                                                     ----------    ----------


CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                    --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided (used) by financing activities         --            --
                                                     ----------    ----------

NET INCREASE (DECREASE) IN CASH                            --            --

CASH AT BEGINNING OF PERIOD                                 150           150
                                                     ----------    ----------

CASH AT END OF PERIOD                                $      150    $      150

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                             $     --      $     --
  Cash paid for income taxes                         $     --      $     --






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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $2,655 compared with a loss of $2,056 for the previous year. This was due to administrative expenses. The Company is now seeking merger opportunities.

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

Date: February 17, 2007