Form 10KSB
period 2007-03-31
WINCROFT INC
filed 2007-07-16
CIK 726435

U.S. SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-KSB
(Mark One)
☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 31, 2007

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934 (No fee required)

For the transition period from ______________ to ______________

Commission file number 0-12122
WINCROFT, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-0601802
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

730 West Randolph, 6th Floor, Chicago, Illinois 60661
(Address of Principal Executive Offices) (Zip Code)

(312) 454-0312
(Issuer's Telephone Number, Including Area Code)

18170 Hillcrest Road, Suite 100, Dallas, Texas,75252
(Former Address of Principal Executive Offices) (Zip Code)

(972) 612-1400
(Former Issuer's Telephone Number, Including Area Code)

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
☒ Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☒ Yes ☐ No

Issuer's revenues for the fiscal year ended March 31, 2007 was $- 0-. The aggregate market value of the common shares held by non- affiliates was $120,918 as of July 5 2007.

The number of shares outstanding of the Registrant's common stock no par value was 4,440,100.

Documents Incorporated by reference: NONE

PART 1

Item 1. Business

On March 14, 2007, Wincroft, Inc. ("Registrant" or "the Company") entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Synergy Business Consulting, LLC (the “Wincroft Stock Purchaser”), pursuant to which we sold 3,576,400 shares of our common stock to the Wincroft Stock Purchaser in a private transaction for aggregate gross proceeds to the Company of $250,000.00 from one of the existing shareholders of the Company. The acquisition of shares by the Wincroft Stock Purchaser pursuant to the Purchase Agreement and from the existing shareholder is collectively referred to herein as the “Purchase”.

Upon the closing of the Purchase, the Wincroft Stock Purchaser acquired an aggregate of 3,576,400 shares of Common Stock, or approximately 80.55% of the issued and outstanding Common Stock, and attained voting control of the company. The source of funds used by the Wincroft Stock Purchaser was their respective working capital.

We are presently authorized to issue 75,000,000 shares of Common Stock. Prior to the closing, as of March 14, 2007, 4,440,100 shares of Common Stock were issued and outstanding. After the closing, as of March 14, 2007, there are 4,440,100 shares of Common Stock issued and outstanding.

Upon the closing of the Purchase, Bartly J. Loethen was appointed as a Director and the Chairman, Chief Financial Officer, President, Vice President, Treasurer and Secretary of the Company alongside current Director Daniel Wettreich. Mr. Wettreich resigned immediately upon the completion of the 10-day period beginning on the date of the filing of the Information Statement with the SEC pursuant to Rule 14f-1 of the 34 Act. Accordingly, Mr. Loethen now constitutes our entire board. Generally, the directors of the Company serve one year terms until their successors are elected and qualified. Mr. Loethen is not compensated for serving as either an officer or director of the company.

Before the Purchase, the Company had no operations or substantial assets, and intended to seek out and obtain candidates with which it could merge or whose operations or assets could be acquired through the issuance of common stock. Previously it was a technology company focusing on hardware and software solutions for audio and video communications over the Internet. Existing shareholders of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

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

Item 2. Properties

The Registrant currently maintains a mailing address at 730 West Randolph, Suite 600, Chicago, IL 60661, which is the address of its President. The Registrant pays no rent for the use of this mailing address. The Registrant does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Registrant's Common Stock, no par value is traded over the counter (WNCF.PK) and the market for the stock has been relatively inactive. The range of low and high bid quotations for each calendar quarter period of the Registrant's previous two fiscal years, as supplied by the "pink sheets" of the National Quotation Bureau or the OTC Bulletin Board quotes available on the Internet are shown below. The quotations reflect interdealer prices, without retail markup, markdown or commission and do not necessarily reflect actual transactions.

Quarter Ending	Bid	Ask

March 31,2005	0.24	0.24
June 30,2005	0.11	0.11
September 30,2005	0.11	0.11
December 30,2005	0.11	0.11
March 31,2006	0.11	0.11
June 30,2006	0.11	0.11
September 30,2006	0.11	0.11
December 30,2006	0.11	0.11
March 31,2007	0.15	0.15

The Registrant has no outstanding options or warrants for the purchase of its Common Stock or any outstanding securities that are convertible into Common Stock.

As of May 9, 2007 there were approximately 369 shareholders of record of Registrant's Common Stock. Registrant has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

During the year ended March 31, 2007 the Company incurred losses of $6,916 compared with $2,504 in 2006.

There were no revenues for the period. The Company is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and companies affiliated with its Directors. There can be no assurance that the Company will be able to continue to fund operations by borrowing. Net cash used by operating activities was $(150) ($-0- in 2006). Net cash provided by investing activities was $-0- ($-0- in 2006) and by financing activities was $-0- ($-0- in 2006).

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

We have audited the accompanying balance sheet of Wincroft, Inc. as of March 31, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 2007 and March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft, Inc. as of March 31, 2007 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles in the United States of America.

Comiskey and Company

Professional Corporation

July 16, 2007

WINCROFT, INC.
BALANCE SHEET

	March 31,	March 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$-	$150
Total Current Assets	-	150

Total Assets	$-	$150

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,561	$449
Related party payables	-	11,620
Total Current Liabilities	3,561	12,069

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, no par value; 75,000,000 shares authorized,
4,440,100 issued and outstanding	10,280	10,280

Additional paid-in capital	1,183,426	1,168,152
Accumulated (Deficit)	(1,196,134)	(1,189,218)
Less treasury stock, 8,196,223 shares at cost	(1,133)	(1,133)
Total Stockholder's deficiency	(3,561)	(11,919)

Total Liabilities & Stockholder's Equity	$-	$150

The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	March 31,	March 31,
	2007	2006

Revenues	$-	$-

General and Administrative Expenses	6,916	2,504

Total Expenses	6,916	2,504

NET LOSS BEFORE INCOME TAXES	(6,916)	(2,504)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM OPERATIONS	$(6,916)	$(2,504)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	4,440,100	4,440,100

The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended March 31, 2007 and March 31, 2006

	Preferred Stock		Common Stock
	Number	Par Value	Number	Par Value

Balance, March 31, 2005	0		4,440,100	$10,280

Balance, March 31, 2006	0		4,440,100	$10,280

Balance, March 31, 2007	0		4,440,100	$10,280

The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the years ended March 31, 2007 and March 31, 2006

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Stock	Equity

Balance, March 31, 2005			4,440,100	$10,280	$1,168,152	$(1,186,714)	$(1,133)	$(9,415)

Net loss year ended March 31, 2006						(2,504)		(2,504)

Balance, March 31, 2006			4,440,100	$10,280	$1,168,152	(1,189,218)	$(1,133)	$(11,919)

Contribution of related party debt					15,274			15,274

Net loss year ended March 31, 2007						(6,916)		(6,916)

Balance, March 31, 2007			4,440,100	$10,280	$1,183,426	$(1,196,134)	$(1,133)	$(3,561)

The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,916)	$(2,504)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in loan payable related party	3,654	-
Increase in accounts payable and accrued expenses	3,112	2,504
NET CASH USED IN OPERATING ACTIVITIES	(150)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(150)	-

CASH, beginning of the period	150	150

CASH, end of the period	$-	$150

Note: There was a non-cash forgiveness of an additional $15,274 in related party debt owed by the company to the prior owner at the time of sale which resulted in an increase to additional paid in capital.

The accompanying notes are an integral part of these financial statements.

WINCROFT, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and March 31, 2006

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

Capital Stock

The number of shares authorized are 75,000,000 common and 25,000,000 preferred as of March 31, 2007. The number of common shares issued and outstanding are 4,440,100, no par value.

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

Going Concern

The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the company through non-interest bearing advances from existing shareholders, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities, and there can be no assurance that such will be available in the future.

Recently issued accounting pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. (“Fin”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx Express in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Missstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx Express in the fourth quarter of 2007 and is consistent with our historicalk practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

NOTE B: Income Taxes

The Company has incurred approximately $800,000 in net operating losses. The expiration dates for the net operating loss carry forwards are from 2007 through 2027. Use of these net operating loss carry forwards is dependent on future taxable income. Deferred tax assets of $235,000 have been offset entirely by a valuation allowance.

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

Item 9.01 Financial Statements and Exhibits

PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as Directors and/or Officers of the Registrant:

Name	Age	Position	Period Served	Term	Expires

Bartly J. Loethen	43	Chairman	March 2007	NA	NA
		President
		Vice President
		Chief Financial Officer
		Treasurer
		Director

Bartly J. Loethen

Bartly Loethen is Chairman, Chief Financial Officer, President, Vice President, Secretary, Treasurer and Director of the Company since March 2007. Mr. Loethen is an attorney and founding partner of Synergy Law Group, L.L.C. He practices corporate law. His experience includes working with privately-held companies, public companies, mergers and acquisitions, private placement investments, financing transactions, and licensing matters, as well as general corporate matters. Prior to the practice of law, Mr. Loethen was a Revenue Agent with the Internal Revenue Service. Mr. Loethen holds a B.S. /B.A. in Accounting from the University of Missouri (1986), is a certified public accountant, and received his J.D. from the University Of Illinois College Of Law (1994).

Item 10. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended March 31, 2007. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

CASH COMPENSATION TABLE

Name of Individual	Capacities in	Cash
or Number in Group	Which Served	Compensation

—	—	NONE

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock, no par value, ($.002 stated value), owned as of June 18, 2007, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 person). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Synergy Business Consulting, LLC	3,576,400	80.55%
730 West Randolph
6th Floor
Chicago, IL 60661

Bartly J. Loethen (2)	0	0.00%
730 West Randolph
6th Floor
Chicago, IL 60661

TOTAL	3,576,400	80.55%

(1) The percentage of Common Stock is calculated based upon 4,440,100 shares issued and outstanding as of March 14, 2007.

(2) Chairman, chief financial officer, president, vice president, treasurer, secretary and director.

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

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

NONE

The following financial statements are included in Part II, Item 8 of this report for the period ended March 31, 2007:

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

Audit Fees. Comiskey billed for the following professional services:

$2,500 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCROFT, INC.
(Registrant)

By:	/s/ Bartly J. Loethen
Bartly J. Loethen, Chairman and President Date: July 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bartly J Loethen
Bartly J. Loethen, Director; Chairman and President, (Principal Executive Officer); Treasurer (Principal Financial and Accounting Officer) Date: July 16, 2007