Form 10QSB
period 2007-06-30
WINCROFT INC
filed 2007-08-20
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13, or 15 (d) of the Securities Exchange

Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-12122

WINCROFT, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado	84-0601802
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

730 West Randolph, 6th Floor, Chicago, Illinois 60661

(Address of Principal Executive Offices)

(312) 454-0312

(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,440,100 common stock, no par value.

WINCROFT, INC.

WINCROFT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wincroft, Inc.
BALANCE SHEET
(Unaudited)

	June 30,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$-	$150
Total Current Assets	-	150

Total Assets	$-	$150

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,625	$1,500
Related party payables	10,349	12,069
Total Current Liabilities	13,974	13,569

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 25,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, no par value; 75,000,000 shares
authorized, 4,440,100 issued and outstanding	10,280	10,280

Additional paid-in capital	1,183,426	1,168,152
Accumulated (Deficit)	(1,206,547)	(1,190,718)
Less treasury stock, 8,196,223 shares at cost	(1,133)	(1,133)
Total Stockholder's deficiency	(13,974)	(13,419)

Total Liabilities and Stockholder's Equity	$-	$150

See notes to consolidated financial statements.

Wincroft, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,	June 30,
	2007	2006

Revenues	$-	$-

General and Administrative Expenses	10,413	1,500

NET LOSS FROM OPERATIONS	(10,413)	(1,500)

PROVISION FOR INCOME TAXES	-	-

NET LOSS AFTER INCOME TAX EXPENSE	$(10,413)	$(1,500)

NET LOSS PER SHARE - BASIC and DILUTED	$-	$-

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	4,440,100	4,440,100

Wincroft, Inc.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the years ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,413)	$(1,500)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Increase in Related Party Payable	10,349
Increase in accounts payable and accrued expenses	64	1,500
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	-

CASH, beginning of the period	-	150

CASH, end of the period	$-	$150

Supplemental disclosures of cash flow information:
Cash paid:
Interest	-	-
Taxes	-	-

WINCROFT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2007.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $10,413 compared with a loss of $1,500 for the previous year. This was due to administrative expenses. The Company is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2006). Net cash used by investing activities was $0 ($0 in 2006) and by financing activities was $0 ($0 in 2006).

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
(1)	Articles of Incorporation: Incorporated by reference toRegistration Statement filed on Form 10, May 10, 1984; File No. 0-12122

(2)	Bylaws: Incorporated by reference as immediately above.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WINCROFT, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Bartly J. Loethen
Bartly J. Loethen
Chairman and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	By:	/s/ Bartly J. Loethen
Bartly J. Loethen
Director; Chairman and President, (Principal Executive Officer;) Treasurer (Principal Financial and Accounting Officer)