Form 10QSB
period 2007-09-30
WINCROFT INC
filed 2007-11-19
CIK 726435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2007

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-12122

WINCROFT, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado 84-0601802 -------------------------------- ----------------------- State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization) Identification No.)

c/o American Union Securities

100 Wall St. 15th Floor New York, NY 10005

(Address of Principal Executive Offices)

(212) 232-0120

(Issuer's Telephone Number, Including Area Code)

730 W Randolph, Suite 600, Chicago, IL  60661

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

WINCROFT, INC.

                                      INDEX

                                                                        Page

                                                                         No.

                                                                        ----

Part I - FINANCIAL INFORMATION:

  Item 1. Condensed Balance Sheets (Unaudited)                            3

          Condensed Statements of Operations (Unaudited)                  4

          Condensed Statements of Cash Flows (Unaudited)                  5

          Notes to Condensed Financial Statements (unaudited)             6

  Item 2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations                           7

  Item 3. Controls and Procedures                                         7

Part II - OTHER INFORMATION                                               7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wincroft, Inc.
BALANCE SHEET
(unaudited)

September 30,
2007

ASSETS

CURRENT ASSETS:
Cash	$-
Total Current Assets	-

$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,200
Related party payables	14,895
Total Current Liabilities	16,095

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 25,000,000 shares
authorized, none issued and outstanding	-
Common stock, no par value; 75,000,000 shares
authorized, 4,440,100 issued and outstanding	10,280

Additional paid-in capital	1,183,426
Accumulated (Deficit)	(1,208,668)
Less treasury stock, 8,196,223 shares at cost	(1,133)
Total Stockholder's deficiency	(16,095)

$-

3

Wincroft, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended			For the six months ended
	September 30,			September 30,
	2007	2006		2007		2006

Revenues	$-	$-	$		$

General and Administrative Expenses	2,121	454		12,534		1,954

NET LOSS FROM OPERATIONS	(2,121)	(454)		(12,534)		(1,954)

NET LOSS BEFORE INCOME TAXES	(2,121)	(454)		(12,534)		(1,954)

PROVISION FOR INCOME TAXES	-	-		-		-
NET LOSS
	$(2,121)	$(454)		$(12,534)		$(1,954)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00033)	$(0.00010)		$(0.00282)		$(0.00044)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	4,440,100	4,440,100		4,440,100		4,440,100

Wincroft, Inc.
STATEMENT OF CASH FLOWS
(unaudited)

	For the six months ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,534)	$(1,954)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in accounts payable related party	16,095
Decrease in accounts payable and accrued expenses	(3,561)	1,954
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	-

CASH, beginning of the period	0	150

CASH, end of the period	$-	$150

Supplemental disclosures of cash flow information:
Cash paid:
Interest	0	0
Taxes	0	0

5

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

On November 8, 2007 Ying Wang purchased 3,576,400 shares of Wincroft's Common Stock, or approximately 80.55% of the issued and outstanding Common Stock, and attained voting control of the company. The source of funds used by Ying Wang was his personal funds.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

There was no revenue for the period. The loss for the period was $12,534 compared with a loss of $1954 for the previous year. This was due to administrative expenses. The Company is now seeking merger opportunities.

Subsequent transaction:

On November 8, 2007 Ying Wang purchased 3,576,400 shares of Wincroft's Common Stock, or approximately 80.55% of the issued and outstanding Common Stock, and attained voting control of the company. The source of funds used by Ying Wang was his personal funds.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0, net cash used by investing activities was $0, and by financing activities was $0 .

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

WINCROFT, INC.
(Registrant)

By: /s/ Xiaojin Wang --------------------------- Xiaojin Wang , President Date: November 19 , 2007

7