Form 10QSB
period 2008-02-06
WINCROFT INC
filed 2008-02-13
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-12122

WINCROFT, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

                                                 Nevada                                                84-0601802
(State or Other Jurisdiction                       (I.R.S. Employer
       Incorporation)                                           Identification No.)

c/o American Union Securities, 100 Wall St. 15th Floor, New York, NY 10005
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of February 11, 2008: 555,013 common stock, $.001 par value.

WINCROFT, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Wincroft, Inc.
BALANCE SHEET
(unaudited)

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$-	$150
Total Current Assets	-	150

	$-	$150

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,200	$701
Related party payables	5,242	14,023
Total Current Liabilities	6,442	14,724

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 25,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, no par value; 75,000,000 shares
authorized, 4,440,100 issued and outstanding	10,280	10,280

Additional paid-in capital	1,199,520	1,168,152
Accumulated (Deficit)	(1,215,109)	(1,191,873)
Less treasury stock, 8,196,223 shares at cost	(1,133)	(1,133)
Total Stockholder's deficiency	(5,242)	(14,574)

	$0	$150

Wincroft, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended December 31,			For the nine months ended December 31,

	2007	2006		2007		2006

Revenues	$-	$-	$		$

General and Administrative Expenses	6,442	701		18,975		2,655

NET LOSS FROM OPERATIONS	(6,442)	(701)		(18,975)		(2,655)

NET LOSS BEFORE INCOME TAXES	(6,442)	(701)		(18,975)		(2,655)

PROVISION FOR INCOME TAXES	-	-		-		-
NET LOSS
	$(6,442)	$(701)		$(18,975)		$(2,655)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00132)	$(0.00016)		$(0.00427)		$(0.00060)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	4,440,100	4,440,100		4,440,100		4,440,100

Wincroft, Inc.
STATEMENT OF CASH FLOWS
(unaudited)

	For the nine months ended
	December 31,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,975)	$(2,655)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in Accrued Interest Payable	-
Decrease in accounts payable and accrued expenses	(3,561)	252
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(22,536)	(2,403)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party	22,536	2,403
Net cash provided by (used) in financing activities	22,536	2,403

NET DECREASE IN CASH	(0)	-

CASH, beginning of the period	0	150

CASH, end of the period	$(0)	$150

Supplemental disclosures of cash flow information:
Cash paid:
Interest	0	0
Taxes	0	0
Non-cash financing activity -
Contribution to capital of related party debt	$17,295	$-

WINCROFT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Significant Accounting Policies

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

Subsequent Event

Effective at close of business on February 1, 2008, Wincroft, Inc., a Colorado corporation (“Wincroft Colorado”), reincorporated in the State of Nevada by merging with and into its wholly owned subsidiary, Wincroft, Inc., a Nevada corporation (“Wincroft Nevada”).  As a result of the merger, a 1-for-8  reverse split of the common stock occurred.  In addition, the following changes resulted from the merger:

▪	Wincroft Nevada is the surviving corporation;

▪	the Articles of Incorporation and Bylaws of Wincroft Nevada are the Articles of Incorporation and Bylaws of the surviving corporation;

▪	one share of common stock, $.001 par value, of Wincroft Nevada was exchanged for every eight shares of common stock, no par value, of Wincroft Colorado outstanding prior to the merger;

▪	the authorized common stock was increased from 75,000,000 shares to 100,000,000 shares; and

▪	the preferred stock was changed from no par stock to stock having par value of $.001 per share.

No other changes were effected with respect to the registrant or its capitalization.

5

Item 2.                       Management Discussion and Analysis

Results of Operations

Wincroft generated no revenue during either the three month or the nine month period ended December 31, 2007.  As a result of administrative expenses relating to the change in management and the reincorporation into Nevada, the loss for the nine month period ended December 31, 2007 was $18,975, compared with a loss of $2,655 for the previous year period.

Wincroft is now seeking opportunitiesto acquire an operating company in exchange for the capital stock of the Company.  No commitment has been made, however, for any such acquisition.

Liquidity and Capital Resources

Because it has no business operations, Wincroft has been funded in recent periods by loans from related parties.  In connection with the change in majority ownership of Wincroft in November, 2007, $17,295 of such loans were cancelled and recorded as contributions to capital.  At December 31, 2007, therefore, Wincroft’s total liabilities were $6,242 of which $5,242 was owed to related parties, yielding a working capital deficit in that amount.

Wincroft has an ongoing need for cash, principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. Unless and until Wincroft accomplishes the acquisition of an operating company, it will continue to rely on loans from related parties for its cash requirements.  No individual or entity has made any binding commitment to provide the necessary cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of Incorporation: filed as an Appendix to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2008, and incorporated herein by reference.
3.2	Bylaws: Filed as an Exhibit to the Current Report on Form 8-K dated February 1, 2008 and filed on February 6, 2008, and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                        WINCROFT, INC.

                                             By: /s/ Xiaojin Wang

                                               Xiaojin Wang,
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                Date: February 13,2008

7