Form 10-K
period 2008-03-31
WINCROFT INC
filed 2008-07-11
CIK 726435

UNITED STATES
                                              SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549
_____________________

FORM 10-KSB

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended March 31, 2008.

                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-12122

WINCROFT, INC.
(Name of Small Business Issuer in its Charter)

Nevada	84-0601802
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

c/o American Union Securities, Inc.
100 Wall Street, 15th Floor, New York, NY 10005
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes____      No   X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                   Yes     X          No  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     X          No  ___

State the issuer’s revenues for its most recent fiscal year: $ 0.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of July 8, 2008 was $308,889.

As of July 8,  2008 the number of shares outstanding of the Registrant’s common stock was 550,013 shares, $.001 par value.

Transitional Small Business Disclosure Format:	Yes____	No X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Wincroft, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•
We have no active business operations and have no significant assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•
The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock.  If that occurs, the current management is likely to have no control over that company.  Investors in the Company will rely on the business skill of the new management.  If the new management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

In April 2000 we disposed of our only operating business.  We are currently a shell company.

For the past several years we have explored a number of business opportunities.  Most of these opportunities involved the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Wincroft in exchange for a majority of our capital stock.

We continue to explore business opportunities, particularly businesses with which our Chairman, Xiaojin Wang, has experience.  The business that we ultimately pursue will be determined by Ms. Wang, who is the sole member of our board of directors.  Her decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Wincroft.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

We have no property, because we have no assets or employees.  We maintain a mailing address at the offices of American Union Securities in New York City.  We do not compensate American Union Securities for this concession.

Item 3.   Legal Proceedings

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

A meeting of the Company’s shareholders was held on February 1, 2008.  By a vote of 456,300 in favor and 6,037 opposed, the shareholders approved a transaction in which Wincroft, Inc., a Colorado corporation (“Wincroft Colorado”), reincorporated in the State of Nevada by merging with and into its wholly owned subsidiary, Wincroft, Inc., a Nevada corporation (“Wincroft Nevada”).  As a result of the merger, a 1-for-8 reverse split of the common stock occurred.  In addition, the following changes resulted from the merger:

▪	The Articles of Incorporation and Bylaws of Wincroft Nevada are the Articles of Incorporation and Bylaws of the surviving corporation;

▪	The authorized common stock was increased from 75,000,000 shares to 100,000,000 shares; and

▪	The preferred stock was changed from no par stock to stock having par value of $.001 per share.

No other changes were effected with respect to the Company or its capitalization

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “WCRF.OB.”  Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.  All prices have been adjusted to reflect the 1-for-8 reverse split effected on February 1, 2008.

	Bid
Quarter Ending	High	Low

June 30, 2006	$1.67	$.92
September 30, 2006	$.92	$.92
December 31, 2006	$1.25	$.92
March 31, 2007	$1.25	$.92

June 30, 2007	$1.25	$.75
September 30, 2007	$1.17	$.83
December 30, 2007	$21.67	$.83
March 31, 2008	$7.50	$.38

(b) Shareholders

Our shareholders list contains the names of 365 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2008

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2008 fiscal year, which ended on March 31, 2008, we realized no revenue and incurred $27,446 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in fiscal 2008 were higher than in fiscal 2007 because majority ownership and management of our Company was changed twice during the year.  This resulted in expenses for reporting and for implementation of new management systems.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At March 31, 2008 we had a working capital deficit of ($14,913), due to the fact that we had no assets and owed $14,913.  Our accounts payable are owed primarily to our professional advisors.  But we also owed $5,620 to our President, who has financed our ongoing operations.

Our operations consumed no cash during fiscal 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  $16,094 of that sum was converted into a capital contribution by the individual who was President prior to November 2007.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

The report from our independent accountants on our 2008 financial statements states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note A to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note B to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

In February of 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This requirement is effective for the fiscal year ended March 31, 2009. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, effective for the Company’s fiscal year beginning April 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for the Company in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“Fin”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Wincroft, Inc. in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

Item 7.    Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Wincroft in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Wincroft is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on her evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Wincroft’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Wincroft’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Wincroft’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the bookkeeping operations of our company.  The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of independent control over related party transactions.  Xiaojin Wang is the sole director and sole officer of Wincroft, Inc.  From time to time Ms. Wang has made loans  to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B   Other Information

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

        The officers and directors of the Company are:

			Director
Name	Age	Position with the Company	Since
Xiaojin Wang	52	Director, Chief Executive Officer,	2007
		Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Xiaojin Wang.  Since 1995 Ms. Wang has been employed as Chief Operations Officer of Warner Technology and Investment Corp. a New Jersey corporation. Warner Technology provides international training and market consulting services. Warner is licensed by the People's Republic of China to serve as an official host for Chinese government officials and business executives in the US. As part of the hosting process Warner also provides training programs to assist visiting Chinese officials and business executives with the transition to doing business in the US. These services include market and product analysis, assistance with product distribution and distribution agreements, joint ventures, and introductions to strategic partners. Ms. Wang holds a M.S. degree in Computer Science that was awarded in 1989 by the City College of New York.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2008, except that Ying Wang and Xiaojin Wang each failed to file a Form 3.

Item 10.  Executive Compensation

The Company has not paid any compensation in any manner to any person for services rendered in any capacity to the Company during the years ended March 31, 2008, 2007 or 2006.

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

       The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2008 and those options held by him on March 31, 2008

                    Option Grants in the Last Fiscal Year

     Percent
of total	Potential realizable
Number of	options	value at assumed
securities	granted to	annual rates of
underlying	employees	Exercise	appreciation of
option	in fiscal	Price	Expiration	for option term
Name	granted	year	($/share)	Date	5% 10%
X. Wang 0	N.A.	N.A.	N.A.	0 0

                   Aggregated Fiscal Year-End Option Values

Number of securities underlying	Value of unexercised in-the-money
unexercised options at fiscal	options at fiscal year-end ($)
Name	year-end (#) (All exercisable)	(All exercisable)
Xiaojin Wang	0	0

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Xiaojin Wang;

•	each of our directors; and

•	all directors and executive officers as a group.

There are 550,013 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

	Amount and
	Nature of
Name and Address	Beneficial	Percentage
of Beneficial Owner(1)	Ownership	of Class

Xiaojin Wang	0	- -

All officers and directors
as a group (1 person)	0	- -

Ying Wang	447,050	80.6%

(1)	The address of each shareholder, unless otherwise noted, is c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders..........	0	--	0
Equity compensation plans not approved by security holders.....	0	--	0
Total..............	0	--	0

Item 12.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

During fiscal year 2008 Xiaojin Wang loaned $11,766 to the Company by paying expenses in that amount.  The loans are payable on demand, and do not bear interest.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet - March 31, 2008

Statements of Operations - Years ended March 31, 2008 and 2007.

Statements of Cash Flows - Years ended March 31, 2008 and 2007.

Statements of Stockholders’ Equity - Years ended March 31, 2008 and 2007.

Notes to Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation - filed as an Appendix to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2008

3-b	By-laws – filed as an exhibit to the Current Report on Form 8-K dated February 1, 2008 and filed on February 6, 2008.

21	Subsidiaries – None

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

      Audit Fees

Comiskey and Company, P.C. billed $6,857 in connection with the audit and reviews of the Company’s financial statements for the year ended March 31, 2008.  Comiskey and Company, P.C. billed $4,344 in connection with the audit and reviews of the Company’s financial statements for the year ended March 31, 2007.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Comiskey and Company, P.C. did not bill the Company for any Audit-Related fees in fiscal 2008 or in fiscal 2007.

Tax Fees

Comiskey and Company, P.C. did not bill the Company in fiscal 2008 or fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Comiskey and Company, P.C. did not bill the Company for any other fees in fiscal 2008 or fiscal 2007.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wincroft, Inc.
New York, NY

We have audited the accompanying balance sheet of Wincroft Inc. (the “Company”)  as of March 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wincroft Inc. as of March 31, 2008, and the results of its operations and cash flows for the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements, the Company has incurred operating losses since its inception. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
July 1, 2008
/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Wincroft, Inc.
BALANCE SHEET

March 31,
2008

ASSETS

CURRENT ASSETS:
Cash	$-
Total Current Assets	-

$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,293
Related party payables	5,620
Total Current Liabilities	14,913

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value; 25,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 555,013 issued and outstanding	555

Additional paid-in capital	1,209,245
Accumulated (Deficit)	(1,223,580)
Less treasury stock, 1,024,528 shares at cost	(1,133)
Total Stockholder's deficiency	(14,913)

$-

See notes to consolidated financial statements.

Wincroft, Inc.
STATEMENTS OF OPERATIONS

	For the years ended
	March 31,	March 31,
	2008	2007

Revenues	$-	$-

General and Administrative Expenses	27,446	6,916

NET LOSS FROM OPERATIONS	(27,446)	(6,916)

NET LOSS BEFORE INCOME TAXES	(27,446)	(6,916)

PROVISION FOR INCOME TAXES	-	-
NET LOSS
	$(27,446)	$(6,916)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.05)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	555,013	555,013

See notes to consolidated financial statements.

Wincroft, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY

		Additional				Total
	Shares	Paid-in	Par	Accumulated	Treasury	Stockholders'
	Outstanding	Capital	Value	(Deficit)	Stock	Equity

Balance, March 31, 2006	555,013	$1,168,152	10,280	(1,189,218)	$(1,133)	$(11,919)

Forgiveness of Related Party Debt		15,274				15,274

Net loss year ended March 31, 2007				(6,916)		(6,916)

Balance, March 31, 2007	555,013	$1,183,426	10,280	$(1,196,134)	$(1,133)	$(3,561)

Forgiveness of Related Party Debt		16,094				16,094

Adjust to par value .001		9,725	(9,725)

Net loss year ended March 31, 2008				(27,446)		(27,446)

Balance, March 31, 2008	555,013	1,209,245	555	(1,223,580)	(1,133)	(14,913)

See notes to consolidated financial statements.

Wincroft, Inc.
STATEMENT OF CASH FLOWS
(unaudited)

	For the years ended
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,446)	$(6,916)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Related party payables	21,714	3,654
Accounts payable and accrued expenses	5,732	3,112
Net cash provided by (used) in operating activities	-	(150)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:

NET DECREASE IN CASH	-	(150)

CASH, beginning of the period		150

CASH, end of the period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid:
Interest
Taxes
Non-cash financing activity -
Contribution to capital of related party debt	$16,094	$15,274

See notes to consolidated financial statements.

WINCROFT, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Its previous trading activities commenced on March 31, 1998 though the acquisition of VideoTalk, a videoconferencing system for the Internet. The acquisition of VideoTalk was approved at a special meeting of shareholders of the Company on 18th May 1998 at which time the directors and management of the Company were changed and Mr. Jason Conway was appointed Director and President of the Company. The marketing and further development of VideoTalk proved unsuccessful and the asset has been written off in Registrants financial statements. On April 14, 2000 Mr. Conway resigned as a Director and Officer of the Company and was replaced by Mr. Daniel Wettreich.  On March 14, 2007, Mr. Wettreich resigned as a Director and Officer of the Company and was replaced by Mr. Bartley Loethen.  On November 8, 2007, Mr. Loethen resigned as a Director and Officer of the Company and was replaced by Ms. Xiaojin Wang.

Redomicile and Reverse Stock Split

Effective at close of business on February 1, 2008, the Company, which had been a Colorado corporation, reincorporated in the State of Nevada by merging into its subsidiary, a Nevada corporation.  As a result of this change in domicile, the Company is now governed by Nevada law, and the articles of incorporation and bylaws of the Nevada corporation became the Company’s governing instruments.  The change in domicile had no effect on the Company’s financial condition or its business.

In connection with the reincorporation merger, one new share of the Nevada corporation was exchanged for every eight shares of the Colorado corporation that had been outstanding, with any resulting fractional shares of the Nevada corporation being rounded up to one whole share.  The effect of this exchange was a 1-for-8 reverse split of the Company’s common stock.  In addition, the authorized common stock was increased from 75,000,000 shares to 100,000,000 shares.

Basic Earnings per Common Share

ffective December 15, 1997, the Registrant adopted FAS128 regarding the earnings per share calculations. The statement requires the replacement of primary earnings per share with basic earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. A diluted earnings per share is also presented which is computed by increasing the average number of common shares outstanding by the number of additional shares that would be outstanding if the options outstanding had been exercised.

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

Capital Stock

At March 31, 2008, the Company was authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.  As of March 31, 2008 there were no preferred shares issued and outstanding and there were 555,013 common shares issued and outstanding.

The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes. All shares of the Company's Preferred Stock have a preference over the Common Stock in the event of liquidation or similar action. The Board of Directors of the Company is authorized to create series of Preferred Shares designating the rights of the holders of the series. The preferred shares have no voting rights.

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

WINCROFT, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

In February of 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This requirement is effective for the fiscal year ended March 31, 2009. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, effective for the Company’s fiscal year beginning April 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for the Company in the fourth quarter of 2007 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“Fin”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Wincroft, Inc. in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

NOTE B: INCOME TAXES

The Company has incurred approximately $1,200,000 in net operating losses. The expiration dates for the net operating loss carry forwards are from 2009 through 2026. Use of these net operating loss carry forwards is dependent on future taxable income. Deferred tax assets of $235,000 have been offset entirely by a valuation allowance.

NOTE C: RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to pay creditors of the company. During the year ended March 31, 2008 a total of $21,714 was advanced and $5,620 was owed at year end. Management intends to continue to fund expenses of the Company in the upcoming year.

NOTE D: GOING CONCERN

Since its inception, the Company has incurred an accumulated deficit of $1,223,580. Since April 2000, the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and, therefore, has not ascertained with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wincroft, Inc.

By: /s/ Xiaojin Wang
     Xiaojin Wang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on July 11, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Xiaojin Wang
Xiaojin Wang, Director
Chief Executive Officer, Chief
Financial and Accounting Officer