Form 10-Q
period 2008-06-30
WINCROFT INC
filed 2008-08-18
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-12122

WINCROFT, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-0601802
(State of Other Jurisdiction	(I.R.S. Employer
Incorporation)	Identificatin No.)

c/o American Union Securities, 100 Wall St. 15th Fl., New York, NY 10005
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer ___      Non-accelerated filer ___       Small reporting company  X

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2008:  555,013 common stock, $.001 par value.

Wincroft, Inc.
BALANCE SHEET
(unaudited)

	June 30,	March 31,
	2008	2008

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,585	$9,293
Related party payables	14,391	5,620
Total Current Liabilities	18,976	14,913

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 25,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized, 555,013 issued and outstanding	555	555

Additional paid-in capital	1,209,245	1,209,245
Accumulated (Deficit)	(1,227,643)	(1,223,580)
Less treasury stock, 1,024,528 shares at cost	(1,133)	(1,133)
Total Stockholder's deficiency	(18,976)	(14,913)

	$-	$-

F1

Wincroft, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,	June 30,
	2008	2007

Revenues	$-	$-

General and Administrative Expenses	4,063	10,413

NET LOSS FROM OPERATIONS	(4,063)	(10,413)

NET LOSS BEFORE INCOME TAXES	(4,063)	(10,413)

PROVISION FOR INCOME TAXES	-	-
NET LOSS
	$(4,063)	$(10,413)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	555,013	555,013

F2

Wincroft, Inc.
STATEMENT OF CASH FLOWS
(unaudited)

For the three months ended
	June 30,	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,063)	$(10,413)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in related party payable	8,771	10,349
Decrease in accounts payable and accrued expenses	(4,708)	64
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	-

CASH, beginning of the period	-	-

CASH, end of the period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid:
Interest	-	-
Taxes	-	-

F3

WINCROFT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(UNAUDITED)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended March 31, 2008.

Organization

The Company was organized in May, 1980, as part of a quasi reorganization of Colspan Environmental Systems. On 18th May, 1998, the Company amended the Articles of Incorporation to change the Company's name to Wincroft, Inc., to effect a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, and to authorized a class of Preferred Shares.

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

Capital Stock

At June 30, 2008, the Company was authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.  As of June 30, 2008 there were no preferred shares issued and outstanding and there were 555,013 common shares issued and outstanding.

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

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

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

F4

WINCROFT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(UNAUDITED)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (continued)

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to pay creditors of the company. During the three months ended June 30, 2008 a total of $8,771 was advanced.  As a result, the Company owed $14,391 to its President at June 30, 2008. Management intends to continue to fund expenses of the Company in the upcoming year.

NOTE C: GOING CONCERN

Since its inception, the Company has incurred an accumulated deficit of $1,227,643. Since April 2000, the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and, therefore, has not ascertained with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F5

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We currently have no assets and no operations.  During the three months that ended on June 30, 2008, we realized no revenue and incurred $4,063 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in the three months ended June 30, 2007 were higher than in the three months ended June 30, 2008 because majority ownership and management of our Company changed during the 2007 period.  This resulted in expenses for reporting and for implementation of new management systems.  We do not expect the level of our operating expenses to change in the future until we commence business operations or acquire an operating business.

On August 18, 2008 Wincroft entered into a Merger Agreement, dated as of August 8, 2008 with Apollo Solar Energy, Inc., a Delaware corporation (“Apollo”).  The Agreement provides that, if certain specified conditions are satisfied, a wholly-owned subsidiary of Wincroft will merge into Apollo, and Apollo will become a subsidiary of Wincroft.  In exchange for the capital stock of Apollo, Wincroft will issue 44 million shares of its common stock, which would represent 98.75% of Apollo’s outstanding common stock.

The significant conditions that must be satisfied before the merger can occur are:

▪	Approval of the merger by the shareholders of Apollo;

▪	Delivery by Apollo to Wincroft of the financial statements required for compliance with the filing requirements of the Securities and Exchange Commission.

The Merger Agreement provides that it will terminate automatically if the merger has not been consummated by August 31, 2008, unless extended by written agreement of Wincroft and Apollo.  If the merger is completed, our future operations will be the business of Apollo and its subsidiaries.  In that event, a Current Report on Form 8-K will be filed containing the financial statements of Apollo Solar Energy, Inc., as well as a description of its operations, both historical and prospective.

Liquidity and Capital Resources

At June 30, 2008 we had a working capital deficit of ($18,976), due to the fact that we had no assets and owed $18,976.  Our liabilities are owed primarily to our President, who has financed our ongoing operations.  Our remaining liabilities, our accounts payable, are owed primarily to our professional advisors.

Our operations consumed no cash during the three months ended June 30, 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, as long as we remain a shell corporation, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

The report from our independent accountants on our financial statements for the year ended March 31, 2008 states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.

The acquisition of Apollo Solar Energy, Inc. mentioned above would result in a complete change to our capital structure.  In the event that the merger is completed, the Current Report on Form 8-K that will be filed will contain a discussion of the liquidity and capital resources of Apollo and its subsidiaries.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                      Controls and Procedures

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                     Wincroft, Inc.

Dated:  August 18, 2008                                                                           By: /s/ Xiaojin Wang
                             Xiaojin Wang, Chief Executive Officer