Form 10-Q
period 2008-09-30
APOLLO SOLAR ENERGY, INC.
filed 2008-11-12
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 0-12122

APOLLO SOLAR ENERGY, INC
(Exact name of registrant as specified in its charter)

Nevada	84-0601802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identificatin No.)

c/o American Union Securities, 100 Wall St. 15th Fl., New York, NY	10005
(Address of principal executive offices)	ZipCode

(212) 232-0120
(Registrant's telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [x] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___       Accelerated filer ___      Non-accelerated filer ___       Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     [] Yes     [x] No

The number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2008:  44,555,131 common stock, $.001 par value.

EXPLANATORY NOTE

The information in this Quarterly Report on Form 10-Q covers a period of time prior to the consummation of the Merger Agreement dated August 8, 2008, as amended and restated on October 14, 2008 (the "Merger Agreement") by and among the Company, Apollo Solar Energy, Inc., a Delaware corporation ("ASE"), and Apollo Solar Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (the "Merger Sub"), pursuant to which, on October 14, 2008, Merger Sub was merged with and into ASE (the "Merger"). As a result of the completion of the Merger, ASE became a wholly owned subsidiary of the Company. Shortly after completion of the Merger, the Company changed its name to Apollo Solar Energy, Inc.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 6. Exhibitions	9

Signatures	10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
CONDENSED BALANCE SHEET (in USD)
(UNAUDITED)

	September 30, 2008	March 31, 2008

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable & accrued expenses	$9,293	$9,293
Related party payables	24,289	5,620
Total Current Liabilities	33,582	14,913

STOCKHOLERS' DEFFICIENCY
Preferred stock, $.001 par value; 25,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares
authorized, 555,131 issued and outstanding	555	555

Additional paid in capital	1,208,112	1,208,112
Accumulated (Deficit)	(1,242,249)	(1,223,580)
Total Stockholder's Deficiency	(33,582)	(14,913)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$-	$-

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT. INC)
CONDENSED STATEMENTS OF OPERATIONS (in USD)
(UNAUDITED)

	For the six months ended		For the three months ended
	Sept. 30, 2008	Sept.30,2007	Sept. 30,2008	Sept.30,2007

Revenues	$-	$-	$-	$-

General and Administrative Expenses	18,669	12,534	14,606	2,121

NET LOSS FROM OPERATIONS	(18,669)	(12,534)	(14,606)	(2,121)

NET LOSS BEFORE INCOME TAXES	(18,669)	(12,534)	(14,606)	(2,121)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(18,669)	$(12,534)	$(14,606)	$(2,121)

NET LOSS PER SHARE-BASIC and DILUTED	$(0.034)	$(0.022)	$(0.026)	$(0.004)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING-BASIC and DILUTED	555,131	555,131	555,131	555,131

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCORFT, INC.)
CONDENSED STATEMENTS OF CASH FLOWS (in USD)
(UNAUDITED)

For the six months ended
	Sept. 30, 2008	Sept.30,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,669)	$(12,534)

Change in operating assets and liabilities
Increase in related party payable	18,669	16,095
Decreased in accounts payable and accrued expenses	-	(3,561)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH, beginning of the period	-	-

CASH, end of the period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid:
Interest	-	-
Taxes	-	-

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

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

Organization

The Company was organized in May, 1980, as part of a quasi reorganization of Colspan Environmental Systems. On May 18, 1998, the Company amended the Articles of Incorporation to the Company's name to Wincroft, Inc., to effect a 100 for 1 forward stock split to increase the number of shares outstanding without effecting the stated value of the common shares, and to authorize a class of preferred shares.

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

In connection with the reincorporation merger, one new share of the Nevada corporation was exchanged for every eight shares of the Colorado corporation that had been outstanding, with any resulting fractional shares of the Nevada corporation being rounded up to one whole share.  The effect of this exchange was a 1-for-8 reverse split of the Company?痵 common stock.  In addition, the authorized common stock was increased from 75,000,000 shares to 100,000,000 shares.

Capital Stock

At September 30, 2008, the Company was authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.  As of September 30, 2008 there were no preferred shares issued and outstanding and there were 555,131 common shares issued and outstanding.

The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's common stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes. All shares of the Company's preferred stock have a preference over the common stock in the event of liquidation or similar action. The Board of Directors of the Company is authorized to create a series of preferred shares designating the rights of the holders of the series. The preferred shares have no voting rights.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(UNAUDITED)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the quarter ended September 30, 2008.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards ("SFAS”) No. 141, “Business Combinations” ("SFAS No. 141(R)"). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” ("SFAS No. 160"). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This requirement is effective for the fiscal year ended March 31, 2009. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(UNAUDITED)

NOTE B: RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to pay creditors of the company. During the six months ended September 30, 2008 a total of $18,669 was advanced.  As a result, the Company owed $24,289 to its President at September 30, 2008.

NOTE C: GOING CONCERN

Since its inception, the Company has incurred an accumulated deficit of $1,242,249. Since April 2000, the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(UNAUDITED)

NOTE D: SUBSEQUENT EVENT

On August 18, 2008, the Company entered into a Merger Agreement dated August 8, 2008, as amended and restated on October 14, 2008, with Apollo Solar Energy, Inc., a Delaware corporation (“ASE”) and Apollo Solar Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

 Pursuant to this Merger Agreement, on October 14, 2008, Merger Sub was merged with and into ASE.   Each share of ASE common stock outstanding immediately prior to the closing of the Merger was converted into the right to receive Four Thousand (4,000) shares of the Company's common stock.  After the consummation of the Merger, and prior to any issuance of shares pursuant to the Entrusted Management Agreement, the former stockholders of ASE owned approximately 96.87% of the outstanding common stock of the Company.  As a result of the completion of the Merger, ASE became a wholly owned subsidiary of the Company.

On October 20, 2008, the Company entered into an Entrusted Management Agreement with the Apollo Managers.  Pursuant to the terms of the Entrusted Management Agreement, the Company will issue the Apollo Managers an aggregate of 26.8 million newly issued shares of common stock of the Company with the result that the Apollo Managers will own approximately 60.15% of the common stock of the Company, after giving effect to such issuance. A copy of the Entrusted Management Agreement can be found on the Company's Current Report on Form 8-K, filed with the SEC on October 20, 2008.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We currently have no assets and no operations.  During the three months that ended on September 30, 2008, we realized no revenue and incurred $14,606 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in the three months ended September 30, 2007 were lower than in the three months ended September 30, 2008 because majority ownership and management of our Company changed during the 2007 period.  This resulted in expenses for reporting and for implementation of new management systems.  We do not expect the level of our operating expenses to change in the future until we commence business operations or acquire an operating business.

               On August 18, 2008, we entered into a Merger Agreement dated August 8, 2008, as amended and restated on October 14, 2008, with Apollo Solar Energy, Inc., a Delaware corporation (“ASE”) and Apollo Solar Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

               Pursuant to this Merger Agreement, on October 14, 2008, Merger Sub was merged with and into ASE.   Each share of ASE common stock outstanding immediately prior to the closing of the Merger was converted into the right to receive Four Thousand (4,000) shares of our common stock.  After the consummation of the Merger, and prior to any issuance of shares pursuant to the Entrusted Management Agreement, the former stockholders of ASE owned approximately 96.87% of our outstanding common stock.  As a result of the completion of the Merger, ASE became a wholly owned subsidiary of the Company.

              On October 20, 2008, we entered into an Entrusted Management Agreement with the Apollo Managers. Pursuant to the terms of the Entrusted Management Agreement, we will issue the Apollo Managers an aggregate of  our 26.8 million newly issued shares of common stock with the result that the Apollo Managers will own approximately 60.15% of the our common stock, after giving effect to such issuance. A copy of the Entrusted Management Agreement can be found on our Current Report on Form 8-K, filed with the SEC on October 20, 2008.

Liquidity and Capital Resources

At September 30, 2008 we had a working capital deficit of ($33,582), due to the fact that we had no assets and owed $33,582. Our liabilities are owed primarily to our President, who has financed our ongoing operations.  Our remaining liabilities, our accounts payable, are owed primarily to our professional advisors.

Our operations consumed no cash during the three months ended September 30, 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, as long as we remain a shell corporation, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

                The acquisition of Apollo Solar Energy, Inc. mentioned above has resulted in a complete change to our capital structure. This change will be reflected in annual report for the year ended June 30, 2009. A Current Report on Form 8-K has been filed dated October 16, 2008 containing a discussion of the liquidity and capital resources of Apollo and its subsidiaries.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregisted Sales of Equity Securities and Use of Proceeds

None

Item3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                     Apollo Solar Energy, Inc.

Dated:  November 12, 2008                                                                           By: /s/ Renyi Hou
                                 Renyi Hou, Chief Executive Officer

Dated:  November 12, 2008                                                                           By: /s/ Yong Ling
                                 Yong Ling, Chief Financial Officer