Form 10-K
period 2008-12-31
APOLLO SOLAR ENERGY, INC.
filed 2009-04-15
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 0-12122

Apollo Solar Energy, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-0601802 (I.R.S. Employer Identification No.)

No. 485Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu People’s Republic of China, 610207	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  +86(755)2580-1888

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ OTCBB

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☒                                                                                     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 (the last business day of the registrant’s most recently completed fiscal year), was $31,188,591 based on the closing price of the registrant’s common stock on The NASDAQ OTCBB of $7.00 per share.

There were 44,555,131 shares of common stock outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the Registrant's fiscal year end, or, if the Registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K, not later than the end of the 120-day period.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, including in the documents incorporated by reference into this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	Vulnerability of the Company’s business to general economic downturn;

●	Fluctuation and unpredictability of costs related to the precious metals and other commodities used to make the Company’s product;

●	Changes in the laws of the People’s Republic of China (“PRC”) that affect the Company’s operations;

●	Competition from the Company’s competitors;

●	Any recurrence of earthquakes in the areas Apollo and its subsidiaries operate;

●	The Company’s ability to obtain all necessary government certifications and/or licenses to conduct the Company’s business;

●	Development of a public trading market for the Company’s securities;

●	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on the Company’s operations;

●	Fluctuation of the foreign currency exchange rate between U.S. Dollars and Renminbi (“RMB”); and

●
The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Financial Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.  BUSINESS

We are a vertically integrated miner, and refiner of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, China. In addition we will source tellurium from another mine in Shimian, Majiagou, through a variable interest entity agreement (“VIE”) with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting stock.  Under the terms of the VIE, the Company was granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from the mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the rest of the tellurium from third parties suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the mines at a significant discount to prevailing market price.  Upon the execution of the VIE on April 10, 2009, the mining rights of the other known tellurium deposit, Majiagou mine, owned by Xinju Mining Company in Sichuan, was assigned to the Company. We now have the mining right and the exploration right to the Majiagou mine.

Our operations are currently based in a 650,000 square foot facility in Chengdu, Sichuan Province, PRC. The newly built modern facility will have the capacity to produce approximately 1,000 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Vacant land owned by the company for future expansion with a capacity to produce up to an additional 350 tons of CdTe.

We believe we are unique in that we are both a miner and refiner of our Te-based products with primary and secondary refining capabilities. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Once we mine the raw material, and perform both refining functions we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market.

Thin film technologies, because of their relatively low usage of raw materials when compared with traditional silicon-based photovoltaic technologies, offer a potential cost advantage in the marketplace.  Accordingly, these technologies are beginning to gain a foothold in the market – more than doubling to 400MW in 2007 compared to 181MW in 2006, according to Solarbuzz™.

Renewable Energy Industry

The demand for electricity is steadily increasing as the worldwide economy continues to grow. Global electric power generation is expected to reach 25,000 TWh annually by 2020, according to the Energy Information Administration (EIA) of the United States government, up from 17,000 TWh in 2005. According to a study by the European Commission, the market volume is expected to increase to approximately $53 billion by 2010.

To meet this increasing demand, significant investments are required to ensure that the availability of fossil fuels, which account for approximately 65% of the world’s supply of electricity, is maintained. However, fossil fuels face a number of challenges that limit their availability and result in significant price pressures. The limited availability and rising cost of fossil fuels have stimulated the development of renewable energy technologies and created, in our view, a significant business opportunity.

The challenges facing fossil fuels are creating a growth opportunity for renewable energy. Renewable energy sources for electric power generation include hydroelectric, biomass, geothermal, wind and solar. Among renewable sources of electricity, solar energy has the most potential to meet the world’s growing electricity needs. According to the U.S. Department of Energy, the sun is the only source of renewable energy that has a large enough resource base to meet a significant portion of the world’s electricity needs. A study commissioned by the U.S. Department of Energy estimates that, on average, 120,000 trillion Watts, or TW, of solar energy strike the Earth per year, far exceeding the global electricity consumption rate of 14.3TW in 2002.  At a typical latitude for the United States, a net 10% efficient solar energy “farm” covering 1.6% of the U.S. land area could theoretically meet the country’s entire domestic electricity needs.

 Photovoltaic Systems

Solar electricity is generated using either photovoltaic or solar thermal technology to extract energy from the sun. Photovoltaic (PV) electricity generating systems directly convert the sun’s energy into electricity, whereas solar thermal systems heat water or other fluids that are then used as sources of energy. Photovoltaic systems are either grid-connected systems or off-grid systems. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user’s electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and range in size from 2-3 kilowatts to multiple megawatts, or MW. Off-grid photovoltaic systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.  Photovoltaic systems are currently the most widely used method of transforming sunlight into electricity.

In a recent overview of PV market potential, ECN Solar Energy reports that the PV sector has grown at a rate of 25% per annum over the last two decades and at a rate of 45% per annum over the last five years. According to Photon Consulting, a global solar energy research firm, the PV market is expected to grow at approximately this rate for the next five years.  The current installed worldwide PV-power generation capacity (that is, the number of installed modules multiplied by their average power rating), is still relatively marginal, representing slightly more than 8 gigawatts in 2006. Although this corresponds to only 0.06% of global electricity consumption, a 2007 report by Photon Consulting suggests that mass substitution by PV modules has begun. In particular, the report predicts that by 2011, PV will represent 10% to 15% of the annual additions of electricity generating capacity and that in selected countries the annual solar capacity additions will exceed those of coal and nuclear energy.

Thin Film Photovoltaic Technologies

Approximately 80% of PV-generated electricity is currently produced using traditional crystalline silicon. This technology requires a significant amount of high-purity silicon. The increase in PV production has resulted in a shortage of this type of silicon, adversely affecting PV growth and costs. Recently, because of over-capacity in silicon waver, cost of traditional PV has come down significantly. However, thin-film technologies based on either amorphous silicon or Cadmium telluride (CdTe) are rapidly being phased into production because of their potential for further lowering the cost of PV modules. This is largely due to the fact that thin-film-based modules, as their name implies, consume much smaller amounts of the foregoing starting materials, typically only 1% compared to crystalline silicon, and also because they are produced using a continuous manufacturing process which is mass production proven. Thin-film technologies are thus believed by many to be better positioned to enable the PV industry to reach installation prices of approximately US$2 per watt, at which price electricity so generated becomes directly competitive with conventional sources of electricity.  Additionally, thin film technologies are inherently free from the supply constraints associated with traditional silicon-based photovoltaic technologies, thus offering additional cost advantage in the marketplace.  Accordingly, these technologies are beginning to gain a foothold in the market – more than doubling to 400MW in 2007 compared to 181MW in 2006, according to Solarbuzz™.

Strategy

We seek to become the leading global provider of both high-purity metals and PV products by taking advantage of our high degree of vertical integration which we believe yields economies of scale and cost savings.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou mine.  A key element of our strategy is to increase our shipments globally and, in the longer term, become a leading producer of CdTe thin-film solar modules.

Our strategy includes the following key elements:

·
Leverage our cost.  The technical improvements resulting from our research and development efforts have been instrumental in significantly reducing our production costs and increasing our operational efficiency.  Additionally, once we begin to arouce our tellurium is internally, we will be able to achieve significantly higher profit margins than our competitors. We intend to utilize this cost advantage to attract both new customers and larger orders from existing customers.

·
Increase production capacity. The main constraint limiting our sales has been production capacity as customer demand has exceeded the amount of materials we are able to produce. In May 2008, we relocated our operations to a new 37 acre facility in Chengdu, China and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1000 tons as of 2008.  Of these 1000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2008. We seek to increase sales in the United States and Japan and expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, in October of 2007 we entered into 6N Sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GMBH. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also seek to strengthen our relationships with existing customers, particularly with First Solar, CERAC and Honeywell. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

·
Expand market share in China.  Although the PV market in China is currently smaller than other major PV markets, we believe that the adoption of a series of new laws, regulations and initiatives by the Chinese government, including China’s Renewable Energy Law, the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises, the National Medium- and Long-Term Programs for Renewable Energy and the recent amendments to the PRC Energy-Saving Law demonstrates the PRC government’s commitment to develop renewable energy sources and may lead to rapid growth in the PV market in China.  As a leading supplier of high-purity materials in China with plans to introduce our own thin-film modules, we believe we are well-positioned to capitalize on this growth and capture a significant portion of China’s thin-film PV market.

Products and Main Markets

We produce and sell a range of metals and compounds to address the requirements of our customers in the various electronic materials market segments. Our range of products and their typical end-uses are as follows:

·	Ultra-High Purity Tellurium These include tellurium in purity levels of 99.999% (5N) to 99.99999% (7N) or more. High purity tellurium is used to manufacture radiation and infrared detectors.

·
CdTe Thin Film Compounds. These are tellurium-based compounds in purity levels ranging from 99.999% (5N) to 99.9999% (6N). These products are primarily used in the production of thin-film solar electric power modules.

·
Other Commercial-Purity Metals. These include tellurium, selenium, antimony, bismuth, cadmium and zinc in purities ranging from 99.99% (4N) to 99.9999% (6N). These metals find applications in numerous electronic material market segments, including PV, radiation detector, and infrared detection.

·	Our products are sold primarily in Asia and North America.

Customers

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2008, our top customer, First Solar, accounted for 32% of our revenue. In 2008, approximately 32% and 18%, of our sales were to two customers, First Solar and Shaoshan Metals in China. Although our sales will not be as heavily concentrated as in 2008, we still expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In January 2009, we received purchase orders from First Solar to purchase nine tons of high purity Te. Upon complete shipment of the 9-ton order, we will negotiate with First Solar on potential orders for the second quarter of 2009.

In 2008, 61% of our sales were made to customers in Asia, 38% of our sales were made to customers in North America and 1% of our sales were made to customers in the rest of the world. In 2007, 75.3% of our sales were made to customers in Asia, 24.4% of our sales were made to customers in North America and 0.3% of our sales were made to customers in Europe. Our contracts with major customers are non-cancelable and provide for minimum levels of product sales for the duration of the contract (typically 6 to 12 months) with the potential for higher sales levels depending on such factors as rising market prices, customer’s needs, our available capacity and/or our ability to reach agreement on key terms. Our standard arrangement with First Solar is for 30-day payment terms.

According to recent estimates from the German Department of Energy, by the year 2020, 30% of all electricity produced in Europe will be clean energy; and solar generated energy will constitute 60% of such clean energy. As such, the Company intends to commit additional resources to develop the European market. If this program succeeds, it will bring to the Company new customers.

As we expand our manufacturing capacity to include thin-film PV modules, we anticipate developing additional customer relationships with providers of solar systems to end-users that include individual owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies and municipal government authorities that own buildings suitable for solar system deployment, owners of land designated as former agricultural land, waste land or conversion land, such as former military bases or industrial areas, and financial investors that desire to own large scale solar projects.

Our Customer Supply Agreements

In January 2009, we received purchase orders from First Solar to purchase nine tons of high purity Te. We will negotiate with First Solar for additional orders in the second quarter in 2009. On January 8, 2009, we signed an agreement to appoint CERAC, Inc. as the exclusive distributor to sell our products in North America, excluding sales to First Solar. According to CERAC, CdTe based thin film PV panels will become more readily available in 2009, and there will be other new companies that enter into this market. We believe that once these new players are ready to produce, we will be able to sell our products to them through the distribution network established by CERAC. We have also entered into monthly or semi-annual contracts with other customers including Pioneer Materials, Inc., Relden Crystals Inc., along with additional domestic companies.

Competition

We face competition from producers of raw materials such as Vital Chemicals Co., Xiandao (Qingyuan) Rare Metal and Chemical Co., and Emei Semiconductor Material Co. in China.  Overseas we face competition from 5N Plus, Inc. in Canada, Honeywell Electronic Materials in the United States, PPM Pure Metals in Germany and Nikko Materials in Japan.  As solar opportunities grow, given First Solar’s pioneering success, new entrants are likely to enter the market and our existing customers may begin to backwards integrate. It is also likely that our current suppliers, who are large non-ferrous mining, refining and metal processing companies, will begin to vertically integrate as well.  We believe that our complete vertical integration as both a miner and refiner uniquely positions us to compete effectively on these issues.

Competitive Advantages

We believe that we possess a set of attributes which provide us with a significant competitive advantage. These include:

•
Well established market position and significant Barriers to Entry. We believe that we are one of the very few main   suppliers of cadmium, selenium, and Tellurium metal and compounds in all the markets that we serve. We have a very limited number of competitors, a situation which illustrates the highly specialized nature of our business. The niche markets we serve require extensive expertise and know-how. Once our products are qualified by customers after long periods of testing, we will be leading our competitors for a significant period of time. Most of the materials that we produce must also be handled with care because of their environmental and occupational impact, and must be recycled, all of which constitute significant entry barriers for potential competitors.

•
Key supplier in the Fast-Growing CdTe PV Industry. We are one of the key suppliers of CdTe to the PV industry, as evidenced by our relationship with First Solar, a leading CdTe PV module supplier. A significant increase in CdTe-based PV production capacity is expected over the next few years and we believe that we are well positioned to be an active participant in the growth of the industry.

•
Stable Stream of Future Revenue. As we have exclusive access to tellurium, the issue of constant stable supplies to our customers does not exist. Therefore, we anticipate that we will be able to negotiate with all our customers in the future for long term supply agreement which will lead to stable stream of revenue in future years.

•
Stable Supply of Critical Raw Materials at Competitive Pricing. We have the access to our own tellurium mines and to other sources of feedstock materials that we require.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou mine.  We believe we can yield economies of scale and cost savings and thus offer highly competitive pricing to our customers.

Sales and Marketing

We market and sell our products through our direct sales force to customers in North America, Japan, the rest of Asia, and Europe. Our sales team consists of eight in-house sales managers.  Our direct sales force includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in photovoltaics and the various applications in which our products are used.  Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the compound through manufacturing and processing to the customer’s exact specifications. On January 8, 2009, we appointed CERAC, Inc. to be our exclusive distributor for the North American market, excluding sales to First Solar. We can leverage on CERAC’s established distribution channel to sell products to customers that may begin production of their thin film PV modules this year.

A key component of our marketing strategy is developing and maintaining strong relationships with our customers, especially at the senior management level. We seek to achieve this through working closely with our customers to optimize our products for their production processes.  In addition, we believe we are able to develop long-term relationships with key customers by offering competitive pricing, delivering high quality products and providing superior customer service. We believe that maintaining close relationships with senior management and providing necessary customer support improves customer satisfaction and provides us with a competitive advantage when selling our products.

In order to increase brand recognition of our products and of Apollo in general, we publish technical articles, advertise in trade journals, distribute promotional materials and participate in industry trade shows and conferences.

Research and Development

       We plan to devote a substantial amount of our resources to research and development with the objective of improving our mining output efficiency, and optimizing our extraction and refining steps. We will primarily focus our research and development on the following areas:

·
Mining output efficiency.   Mining is becoming increasingly sophisticated, with some mines now using smart sensors to identify areas to prospect, guide sophisticated equipment used in extracting minerals, and monitor air quality in mines. We are consistently seeking new technologies and techniques to raise efficiency at the Dashuigou mine while concurrently seeking to improve environmental and safety conditions.

·
Mineral processing and refining. We are focusing our efforts on the optimization of both our front-end and back-end processes, namely our primary hydrometallurgical extraction and refining steps (leaching, solid liquid separation and electrowinning), as well as our secondary high-purity refining steps (vacuum distillation and zone refining).

As of December 31, 2008, our research and development team consists of 22 full-time employees which are broken down into three groups:

·	Mineral resources prospecting and development, 14 engineers;
·	Mineral processing, metallurgy, new materials, 4 engineers;
·	New energy development, 4 engineers.

              Additionally, we have strategic R&D collaborations with various universities including Sichuan University, Chengdu Electronic Engineering University, Chengdu Polytechnic University, Shanghai Technical Physics Institute, and China Nonferrous Metal Research Institute.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2008, we held seven Chinese patents with respect to our proprietary refining techniques and had an additional five patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests.  All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our refining techniques, solar modules, technology or business plans.

Environmental Regulations

Our Dashuigou mine and high purity material manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. The basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law, the Environment Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environment protection laws and regulations. Provincial governments also have the power to implement rules and policies in relation to environmental protection in their respective jurisdictions.

Our material purification process generates gaseous wastes, liquid wastes, waste water, noise and other industrial wastes in various stages of the manufacturing process. We have installed various types of anti-pollution equipment in our production facilities to reduce and treat the wastes generated in our manufacturing process. Our operations are subject to regulation and periodic monitoring by the State environmental Protection Bureau of the PRC, as well as local environmental protection authorities. The PRC national and local environmental laws and regulations impose fees for the discharge of certain waste substances. If discharges exceed the prescribed levels, excess discharge fees are charged. The PRC national and local governments may at their own discretion assess fines, close or suspend the operation of any facility that fails to comply with orders requiring it to cease or remedy activities causing environmental damage. No such penalties have been imposed on us, and we believe that we have been in material compliance with applicable environmental regulations and standards.

We have obtained the land use permit and the water and soil preservation permit for our Dashuigou mine. We also received ISO 9001:2000 and GB/T19001-2000 certificates which are valid from January 9, 2008 until December 20, 2009. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

Government Regulations

The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in the PRC.  The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

Renewable Energy Law and Other Government Directives

In February 2005, China enacted its Renewable Energy Law, which became effective on January 1, 2006. The Renewable Energy Law sets forth policies to encourage the development and use of solar energy and other non-fossil energy. The renewable energy law sets forth the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. It also authorizes the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

The law also sets forth the national policy to encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar photovoltaic systems and other solar energy utilization systems. It also provides financial incentives, such as national funding, preferential loans and tax preferences for the development of renewable energy projects. In January 2006, China’s National Development and Reform Commission promulgated two implementation directives of the Renewable Energy Law. These directives set forth specific measures in setting prices for electricity generated by solar and other renewable power generation systems and in sharing additional expenses occurred. The directives further allocate the administrative and supervisory authorities among different government agencies at the national and provincial levels and stipulate responsibilities of electricity grid companies and power generation companies with respect to the implementation of the renewable energy law.

In November 2005, China’s National Development and Reform Commission promulgated the Renewable Energy Industry Development Guidance Catalogue, where solar power figured prominently. In January 2006, China’s National Development and Reform Commission promulgated an implementation directive for the renewable energy power generation industry. This directive sets forth specific measures for setting the price of electricity generated by solar and other renewable power generation systems and in sharing the costs incurred. The directive also allocates administrative and supervisory authority among different government agencies at the national and provincial levels and stipulates the responsibilities of electricity grid companies and power generation companies with respect to the implementation of the renewable energy law.

On August 31, 2007, China’s National Development and Reform Commission promulgated the Medium and Long-Term Development Plan for the Renewable Energy Industry. This plan sets forth national policy to provide financial allowance and preferential tax regulations for the renewable energy industry. A similar demonstration of PRC government commitment to renewable energy is also stipulated in the Eleventh Five-Year Plan for Renewable Energy Development, which was promulgated by China's National Development and Reform Commission in March 2008.

The principal regulations governing the mining business in the PRC include:

·	China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies;

·	China Environmental Law, which requires a mining project to obtain an environmental feasibility study of the project; and

·	China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

            Chinese regulations also require that a mining company must have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained the necessary licenses and certifications.

Insurance

We have personal injury insurance for our employees and management under a group insurance policy with Ping An Life Insurance Company of China, Ltd. The insurance coverage for our employees includes accidental injury, medical cost for accidental injury, and hospital allowance for accidental injury. In addition to coverage for our employees, insurance for management covers extra car and airplane accidental insurance.

Income Tax

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies and foreign-invested companies, is 25%, replacing the old applicable tax rate of 33%.

We are currently applying for the Sichuan provincial high technology reduced tax rate. If we are approved, our tax rate will be 15%.

Employees

We employ 214 people. Of our employees, 68 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	123
Research and Development	22
Administration	55
Sales and Marketing	8
Senior Management	6

Total	214

ITEM 1A: RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

Risks Related To Our Operations

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

 We commenced our current line of business operations in 2006. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	raise adequate capital for expansion and operations;

●	implement our business model and strategy and adapt and modify them as needed;

●	increase awareness of our brands, protect our reputation and develop customer loyalty;

●	manage our expanding operations and service offerings, including the integration of any future acquisitions;

●	maintain adequate control of our expenses;

●
anticipate and adapt to changing conditions in the renewable energy market in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Uncertainty in the results of exploration for resources.

Resources and reserves are non-renewable and the exploration of new potential resources is crucial to a mining enterprise. Exploration of mineral resources is speculative in nature, so substantial expenses may be incurred from initial drilling to production. As tellurium is the ninth rarest elements on earth and Dashuigou and Majiagou tellurium mines are the only two known tellurium mines found to date, there is also no assurance that exploration can lead to the discovery of new mines or economically feasible reserves. Although the exploration is not the main business of the Company, we will constantly commit efforts to search new tellurium mines. If the Company fails to replenish its mineral resource levels in existing or new mining areas, the Company may not be able to maintain the current production level after the remaining usable life of the existing mining areas.

Fluctuation in the market price of base metals may significantly affect the results of our operations.

The results of our operations are significantly affected by the market price of base metals, which are subject to substantial price fluctuations. Our earnings are particularly sensitive to changes in the market price of tellurium, cadmium, and other metals that we sell. Market prices can be affected by numerous factors beyond our control, including supply and demand for a broad range of industrial reasons, substitution of new or different products in critical applications for our existing products, expectation with respect to the level of fossil fuel price, and speculative activities. If prices should decline below our cash costs of production and remain at such levels for any substantial period, we could determine that it is not economically feasible to continue commercial production at any or all of our mines.

As tellurium is rare and its applications highly specific, there is no know hedge tools for us to utilize to protect us against price fluctuation. As such, our ability to protect our operations performance due to base metal price fluctuation is minimal.

We may face restricted access to markets in the future.

Access to our markets may be subject to ongoing interruptions and trade barriers due to political and tariffs of individual countries, and the actions of certain interest groups to restrict the import of certain commodities. Although there are currently no significant trade barriers existing or impending of which we are aware that do, or could, materially affect our access to certain markets, there can be no assurance that our access to these markets will not be restrict in the future.

We may not be able to renew the current license period of mining rights.

Under the “Mineral Resources Law”, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company has, under the relevant laws and regulations, obtained valid mining rights of 0.08 square kilometer with a validity period of 6 years and may apply to the relevant authorities for extension. There can be no assurance that the Company will be able to exploit the entire mineral resources of any of its mines during the initial license period. If the Company fails to renew its mining rights upon expiry or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company may be adversely affected.

Our Performance relies on the operations of two existing mines.

The principal operating assets of the Company are the Dashuigou and Majiagou tellurium mines. A substantial portion of the revenue of the Company will be generated from these two mines. There is no assurance that other developing mineral projects of the Company will perform satisfactorily. If other developing mineral projects fail to perform satisfactorily, this may lead to a decrease in the overall profit margin, operating performance and investment return, and may adversely affect the operating results of the Company.

The change of amortization policy on mining rights may affect our performance.

The mining rights of the Company are amortized on a straight-line basis over the estimated useful life of five to ten years. The Company will review the remaining useful life of its remaining rights in accordance with the production plans of the Company and the reserve level of the respective mine. Accordingly, any material change in the production plan of the Company’s mines or modification of reserve levels may alter the Company’s amortization policy of mining rights and impose a negative impact to the Company.

Production safety.

The Company employs the open pit mining method for the two mines. Due to the geographic setting and relatively high elevation difference, there is a possibility of localized mud-rock flow during the rainy season, and a risk of instability of the slopes and subsidence of the working area. As the mining process requires the use of explosives and sodium cyanide, any improper storage or use of these materials could lead to injury or death.

Another earthquake in the region may have negative impact on the operations of mines and therefore our performance.

A major earthquake at the Rita scale of 8.1 took place in the Sichuan province on May 21, 2008. If such an earthquake were to take place again, the facilities in our mines could be damaged, lead to injury and death of employees, and the complete halt to our mining activities.

Government regulations on the mining industry.

The mining production of the Company is subject to various government policies and regulations relating to exploration, development, production, taxation, labor standards, vocational health and safety, waste treatment, environmental monitoring, protection and control, operations management and other problems. Any changes to these policies and regulations may increase the operating costs of the Company and may adversely affect the operating results of the Company.

The loss of, or a decrease in the amount of business from, our major customers or any default payment on their part could significantly reduce our net sales and harm our operating results.

In 2008, our top two customers, First Solar and Shaoshan Metals accounted for 50% of our revenue.  In 2007, approximately 55% and 23%, of sales were to two customers, First Solar and Osaka Titanium Technologies, respectively. The loss of, or a decrease in the amount of business from, these customers, or any default in payment on their part,  could significantly reduce our net sales and harm our operating results. We understand that First Solar intends to increase its number of suppliers of CdTe.  We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. Although we believe that these maximum volumes are beyond the requirements of the other producers during this time period, they may represent a limit on our ability to diversify our sales of CdTe until 2010 and to reduce our reliance on our major customers. We therefore expect that our dependence on our major customers will continue over this period of time and then, we hope, gradually reduce as we expand our capacity to meet the requirements of currently merging manufacturers of CdTe-based PV modules, as well as those of our customers active in the medical imaging market.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing and expanding facilities and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause longer operation location completion cycle, and administrative inefficiencies.

We depend on market acceptance of our customers’ products and the technology associated therewith.

We depend on market acceptance of our customers’ products and the technology associated therewith. Any delay or failure by our customers to successfully penetrate their respective markets could lead to a reduction in our sales and operating margins. Most of our products are sold either into emerging markets or alternatively in existing markets, for which they are used to manufacture replacement products intended to represent new and improved technologies. If our customers are unable to meet the performance and cost targets required for commercial viability, their products are subject to regulations which limit their use, or the new or improved technology associated with their products proves unsuitable for widespread adoption, it may have an adverse effect on our sales and operating margins.

More specifically, a good part of our sales are made in the solar energy market using thin-film technology. First Solar is currently the sole volume manufacturer of thin-film CdTe-based PV modules and its oldest active production line has been in operation only since November 2004. As a result, thin-film technology does not have a sufficient operating history to confirm how PV modules will perform over their estimated useful life of 25 years. Long-term viability of CdTe-based thin film technology will also depend on the manufacturers’ ability to reduce the cost of PV modules to a level at which the technology is competitive with other energy sources without government subsidies. If thin-film technology performs below expectations or if it does not achieve cost competitiveness with conventional or other solar or non-solar renewable energy sources without government subsidies, it could result in the failure of the technology to be widely adopted in the market.

This could significantly affect demand for our products and reduce our sales and profit margins. Many other factors may affect the widespread adoption of PV technology and demand for our customers’ products, including the following:

·	cost-effectiveness of thin film PV modules compared to conventional and other non-solar renewable energy sources and products;
·	performance and reliability of thin film PV modules and thin-film technology compared to conventional and other nonsolar renewable energy sources and products;
·	availability of government subsidies and incentives to support the development of the solar energy industry;
·	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;
·
fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

·	fluctuations in capital expenditures by end-users of PV modules, which tend to decrease when the economy slows and interest rates increase; and
·	deregulation of the electric power industry and the broader energy industry.

A change in environmental regulations could cause serious disruption to operations and negatively impact our results.

Our operations involve the use, handling, generation, processing, storage, transportation, recycling and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, provincial, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the clean-up of contaminated sites and occupational health and safety. We have incurred and will continue to incur capital expenditures in order to seek to comply with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subject to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, clean-up costs or other costs. While we believe that we are currently in compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of currently unknown environmental conditions may require expenditures, or changes in our operations, that could have a material adverse effect on our business, results of operations and financial condition.

Although China has enacted environmental protection legislation to regulate the mining industry, due to the very short history of this legislation, national and local environmental protection standards are still in the process of being formulated and implemented.

Chinese legislation provides for penalties and other liabilities for the violation of environmental protection standards and establishes, in certain circumstances, obligations to rehabilitate current and former facilities and locations where operations are being or have been conducted.

We believe that there are no outstanding notices, orders or directives from central or local environmental protection agencies or local government authorities alleging any breach of national or local environmental quality standards by us or any other party in respect of our property. Although we intend to fully comply with all environmental regulations, there is a risk that permission to conduct exploration, development and manufacture activities could be withdrawn temporarily or permanently where there is evidence of serious breaches of such standards. In addition, given the relative lack of precedents in enforcing the new environmental protection laws, there are no guarantees that the laws or the interpretation of the laws or regulations, will not materially change, which could require us to substantially change, or entirely cease, our operations in China.

Because of growing demand for high-purity metals, we may be subject to more competition in the near future.

The forecasted growth in demand for high-purity metals, especially those used by the solar power industry, is expected to attract more metal refiners into that industry and increase competition. Competition could arise from new low-cost metal refiners or from certain of our customers who could decide to integrate backward.

Our future success will be totally dependent upon the efforts of our key personnel.

Our future success depends on our ability to retain our key employees and attract, train, retain and successfully integrate new talent into our management team. We are dependent on the services of our senior management team. The loss of any of these could have a material adverse effect on us. Renyi Hou and Yong Ling, who have been with us since the inception of Sichuan Apollo in 2006, play active roles in our operation and growth initiatives. Our future success also depends, to a significant extent, on our ability to attract, train and retain talented personnel. Recruiting and retaining talented personnel, particularly those with expertise in the electronic materials industry, refining technology and cadmium, tellurium and selenium-based compounds is vital to our success and may prove difficult.

We may incur losses resulting from business interruptions.

We may incur losses resulting from business interruptions. In many instances, especially those related to our long-term contracts, we have contractual obligations to deliver product in a timely manner. Any disruption in our activities which leads to a business interruption could harm our customers’ confidence level and lead to the cancellation of our contracts and legal recourse against us. Although we believe that we have taken reasonable precautions to avoid business interruptions, we could still experience interruptions which would adversely impact our financial results.

Protection of our proprietary processes, methods and other technologies is critical to our business and therefore any failure to protect the use of our existing intellectual property rights could result in the loss of valuable technologies and processes.

Protection of our proprietary processes, methods and other technologies is critical to our business. We rely almost exclusively on a combination of Chinese patents, trade secrets and employee confidentiality agreements to safeguard our intellectual property. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and processes and materially adversely affect our business.

If our insurance coverage is unavailable or insufficient to cover future claims against us, our financial resources and results of operations could be adversely affected.

We have limited insurance coverage for a number of risks, including environmental situations and personal injury. Although we believe that the events and amounts of liability covered by our insurance policies are reasonable taking into account the risks relevant to our business as carried out to date, there can be no assurance that such coverage will be available or sufficient to cover all claims to which we may become subject. If insurance coverage is unavailable or insufficient to cover any such claims, our financial resources and results of operations could be adversely affected.

We have limited business insurance coverage, and accordingly any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not generally, to our knowledge, presently offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we have not obtained such insurance at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

Risks Related to Doing Business in the PRC

Government regulations may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business will require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations or their interpretation and application may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations applicable to such persons or enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation or application of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company and all of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The solar energy industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China, which could, in turn, materially increase our costs and also reduce demand for our products.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Sichuan Apollo is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividend payments from our indirect wholly owned subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we, or our subsidiary, are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of an investment in the Company.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive a significant portion of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect an investment in the Company.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As a significant portion of our revenues are earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities or other financing into RMB for use in our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Because the ownership and exploitation of mineral resources is subject to extensive government regulation we cannot assure that required approvals, licenses and permits will be granted, or if granted, will be granted in a timely manner.

Ownership of all land in China remains with the State and the State, at the national, regional and local levels, is extensively involved in the regulation of exploration and mining activities. Transfers of exploration rights are also subject to governmental approval. Failure or delays in obtaining necessary approvals could have a materially adverse affect on our financial condition and results of operations. Nearly all mining projects in the PRC require government approval. There can be no certainty that any such approvals will be granted (directly or indirectly) to the Company or any direct or indirect subsidiary of the Company, or at all. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial bodies of tellurium. The long−term profitability of our operations will in part be directly related to the costs and success of our exploration programs, which may be affected by a number of factors. Failure to obtain such licenses and permits as are required would cause us to materially change or cease operations in China.

Our targeted industries are heavily regulated and we may not be able to remain in compliance with all such regulations, and may be required to incur substantial costs in complying with such regulation.

Our mining projects, properties and companies in China are subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which products are processed or sold, regarding the processing, storage, and distribution of mineral products. In addition, processing facilities are subject to periodic inspections by government agencies. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our operations and revenues.

Risks Related to Our Common Stock

Our officers, directors and affiliates will control us through their positions and stock ownership and contractual provisions, and their interests may differ from other stockholders.

Pursuant to the Entrusted Management Agreement, effective shortly after the completion of the Merger, the Apollo Managers, including certain persons that are officers, directors and affiliates of the Company, are entitled to receive shares of Common Stock of the Company, with the result that such officers, directors and affiliates beneficially own approximately 60.15% of our Common Stock, after giving effect to such issuance.  As a result, the Apollo Managers are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  The Apollo Managers’ interests may differ from other stockholders. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock, which can in turn affect the market price of our Common Stock.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently a limited trading market for our Common Stock.

Our Common Stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market). Investors may not be able to sell their shares due to the absence of a trading market. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock which can in turn affect the market price of our Common Stock.

Our Common Stock may be also subject to the "penny stock" rules to the extent that the price drops below $5.00, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit investors’ ability to sell their shares.

Our Common Stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Nevada corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from our centers of operations to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related To Our Capital Structure

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Since the completion of the reverse merger in October 2008 through March 20, 2009, our share price has been volatile, with a high and low sales price of $7.50 and $5.75, respectively, at volume that is extremely thin. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 31, 2009, we had 44,555,131 shares of Common Stock outstanding, and approximately 524,956 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 55,444,869 additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resales by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants for the year ended December 31, 2009. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new to us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. Our public accountants, Paritz & Company., identified that our accounting for certain significant transactions were incorrectly calculated or incorrectly recorded. Our public accountants informed us that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting for the year ended December 31, 2008. We are in the process of improving our internal controls in an effort to improve our control processes and procedures; however, there can be no guarantee that we will be successful in our attempts to correct our significant deficiencies.

Restrictions on the convertibility of RMB into foreign currency may limit our ability to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

A significant portion of our net revenues are currently generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China. Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 9.93% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any further cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require the investment to produce dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

The PRC Laws and Regulations relating to the Industry

Law and regulations related to mineral resources

Under the “Mineral Resources Law?? all mineral resources of the PRC are owned by the State. The Ministry of Land and Natural Resources is responsible for the supervision and administration of the mining and exploration of mineral resources nationwide. The geology and mineral resources departments of the People’s Government of the respective provinces, autonomous regions and municipals are responsible for the supervision and administration of the exploration, development and mining of mineral resources within their own jurisdictions. Enterprises engaged in the mining or exploration of mineral resources must obtain mining and exploration rights, as the case may be, which are transferable.

Laws and regulations related to environmental protection.

The State Environmental Protection Bureau is responsible for supervision of environmental protection in, implementation of national standard for environmental management system of the PRC. Environmental protection bureaus at the county level or above are responsible for environmental protection within their jurisdictions.

The laws and regulations on environmental protection require each company to lodge environmental impact statements for a construction project to the environmental protection bureaus at the county level. It must be done before the construction, expansion or modification of a project commences. The environmental protection bureau inspects new production facilities and determines compliance with required environmental standards, before commencement of operation.

The “Environmental Protection Law” requires production facilities that may cause pollution or produce other toxic materials to take steps to protect the environment and establish an environmental protection and management system. This system includes the adoption of effective measures to prevent and control exhaust gas, sewage, waste residues, dust or other waste materials. Entities discharging pollutants must register with the relevant environmental protection authorities.

Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity has failed to adopt preventing measure or control facilities that meet the requirements of environmental protection standards, it may be liable to suspension of its production or operations and for the payment of a fine. Material violation of environmental laws and regulations causing property damage or casualties may subject to criminal liabilities.

All current production and operating activities of the Company are in compliance with the environmental protection requirements of the State. The Company has never been penalized as a result of any breach of the laws and regulations on environmental protection.

Laws and regulations related to taxation.

The PRC encourages the development of the mining industry by implementing preferential tax treatment on taxation. The Company is subject to corporate income tax of 25% and various sales taxes and fees which are listed below:

Tax Categories	Tax rate
VAT	17%
City construction tax	5% of VAT
Resources tax	0.5 Yuan per Tone
Education surcharge	4% of VAT

ITEM 2. PROPERTIES

Our corporate headquarters are located in Shuangliu Chengdu, Sichuan, China, where we own the land use rights and occupy 89,412 square meters of space.  The facility currently consists of an office building, testing center, laboratory, production department, dormitory, and dining hall.

Effective August 22, 2008, we acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. from Renyi Hou, our Chairman and Chief Executive Officer, Wei Li and Yong Ling. With this acquisition, we now own the exclusive mining rights to the Dashuigou tellurium mine until January 2013, subject to potential renewal thereafter.

On April 10, we entered into a VIE with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting equity stock. Under the terms of the VIE, we were granted the exclusive exploration and mining rights to the Majiagou mine, in accordance with a license granted by the Chinese government which extends through January, 2013, subject to potential renewal thereafter.

ITEM 3. LEGAL PROCEEDINGS

   We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 21, 2008, we completed the reverse merger and our common stock began trading on the OTCBB under the symbol “ASOE”. The low and high sales price for our common stock, as reported by OTCBB, since October 21, 2008 to the fiscal year ended December 31, 2008 was $5.75 and $7.50, respectively. The closing price of our common stock on March 31, 2009 on the OTCBB was $6.00. As of March 31, 2009, we had approximately 44,555,131 issued and outstanding shares of common stock.  As at March 31, 2009, there were 510 common stock holders.

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of its common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;
•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;
•	Announcements of innovations or new products or services by we or our competitors;
•	Federal and state governmental regulatory actions and the impact of such requirements on our business;
•	The development of litigation against us;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of our company; and
•	General economic and other national conditions.

Recent Sales of Unregistered Securities

None.

Dividends

The Company has not paid or does not expect to declare or pay any cash dividends on its common stock in the foreseeable future, and it currently intends to retain future earnings, if any, to finance the expansion of its business. The decision whether to pay cash dividends on the Company’s common stock will be made by the Company’s board of directors, in their discretion, and will depend on its financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Empire Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the two years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2008, and 2007 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007

Revenues	$6,968,430	$2,003,788

Cost of Goods Sold	5,150,943	1,315,002

Gross Profit	1,817,487	688,786

Expenses
General & administrative expenses	1,143,327	117,190
Selling expenses	302,577	59,069
Research and development expenses	83,166	18,605
Total operating expenses	1,529,070	194,864

Income from operations	288,417	493,922
Interest expense	57,774	-

Income before income taxes	230,643	493,922
Provision for income taxes	212,051	-

Net income	$18,592	$493,922

As a Percentage of Sales Revenue
Sales revenue	100%	100%
Cost of sales	73.9%	65.6%
Gross profit	26.1%	34.4%
Expenses
General & Administrative expenses	16.4%	5.8%
Selling expenses	4.3%	3.0%
Research and development costs	1.2%	0.9%
Total operating expenses	21.9%	9.7%

Income before income taxes	3.3%	24.6%
Income taxes	3.0%	0%

Net (loss) income	0.3%	24.6%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See “Risk Factors” beginning on page 8. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries.

Overview

We are a vertically integrated miner, and refiner of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, China. In addition we will source tellurium from another mine in Shimian, Majiagou, through a variable interest entity agreement (“VIE”) with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting stock.  Under the terms of the VIE, the Company was granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from the mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the rest of the tellurium from third parties suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the mines at a significant discount to prevailing market price. The mining rights of the other known tellurium deposit, Majiagou mine, owned by Xinju Mining Company in Sichuan, was assigned to the Company in the upon execution of the VIE on April 10. We now have the mining right and the exploration right to the Majiagou mine.

Our operations are currently based in a 650,000 square foot facility in Chengdu, Sichuan Province, PRC. The newly built modern facility will have the capacity to produce approximately 1,000 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Vacant land owned by the company for future expansion with a capacity to produce up to an additional 350 tons of CdTe.

We believe we are unique in that we are both a miner and refiner of our Te-based products with primary and secondary refining capabilities. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Once we mine the raw material, and perform both refining functions we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market. (cut and paste from item 1 to make the language consistent)

Recent Events

Business Acquisition

On August 18, 2008, the Company entered into a Merger Agreement dated August 8, 2008, as amended and restated on October 14, 2008 (the “Merger Agreement”) with Apollo Solar Energy, Inc., a Delaware corporation (“ASE”), and Apollo Solar Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (the “Merger Sub”), pursuant to which, on October 14, 2008, Merger Sub was merged with and into ASE (the “Merger”).   Under the terms of the Merger Agreement, each share of ASE common stock (“ASE Common Stock”) outstanding immediately prior to the closing of the Merger was converted into the right to receive Four Thousand (4,000) (the “Exchange Ratio”) shares of Wincroft common stock (“Wincroft Common Stock” or “Common Stock”). As a result of the completion of the Merger, ASE became a wholly owned subsidiary of Wincroft.

Shortly after the completion of the Merger, the Company entered into an Entrusted Management Agreement with the former managers of Apollo’s Chinese operating companies (the “Apollo Managers”), certain of whom are directors and/or officers of the Company. Pursuant to the Entrusted Management Agreement, the Company issued the Apollo Managers an aggregate of 26.8 million newly issued shares of Common Stock of the Company, with the result that the Apollo Managers own approximately 60.15% of the Common Stock of the Company, after giving effect to such issuance.

Upon the consummation of the Merger, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act, ASE became a wholly owned operating subsidiary of the Company and ASE’s wholly owned subsidiary Sichuan Apollo Solar Science and Technology Co., Ltd. (“Sichuan Apollo”), a wholly foreign-owned enterprise (“WOFE”) organized under the laws of the People’s Republic of China, became the indirect wholly owned subsidiary of the Company.

The acquisition of Sichuan Apollo by ASE will be accounted for as an “as-if-pooling” in accordance with SFAS141 since the shareholders of Sichuan Apollo will ultimately own approximately 60.15% of ASE and will control the Board of Directors and daily operations of ASE.

 Completion of Acquisition of Assets

As a result of the Merger, the Company ceased being a shell company as such term is defined in Rule 12b-2. See Item 5.06 of this current report for more information.

Our Corporate Structure

Our corporate structure following the Merger is set forth in diagram 1 below:

Organizational History of Wincroft

Wincroft was organized in Colorado in May 1980 as part of a reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities.

In April 2000, Wincroft disposed of its only operating business and became a shell company.  From April 2000 to immediately before the completion of the Merger, Wincroft did not engage in any operations and was dormant.  As such, Wincroft prior to the Merger was defined as a “shell” company, whose sole purpose was to seek to locate and consummate a merger or acquisition with a private entity.

On February 1, 2008, we reincorporated in the State of Nevada and completed a 1-for-8 reverse split of our shares of common stock by merging with and into Wincroft, Inc., a Nevada corporation, with the Nevada corporation surviving the merger. In addition, the following changes resulted from the February 2008 reincorporation merger:

§ The Articles of Incorporation and Bylaws of Wincroft became the Articles of Incorporation and Bylaws of the surviving corporation;

§ The authorized common stock was increased from 75,000,000 shares to 100,000,000 shares; and

§ The preferred stock was changed from no par stock to stock having par value of $.001 per share.

As a result of the consummation of the October 14, 2008 Merger through which ASE became a wholly owned subsidiary of Wincroft, we are now a vertically integrated miner, refiner and producer of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar modules, panels, and solar electronic products. On October 23, Wincroft changed its name to Apollo Solar Energy, Inc.

Organizational History of ASE and Sichuan Apollo

ASE was incorporated on October 17, 2007 in the State of Delaware with Xiaojin Wang, a resident of the United States, as its sole stockholder.  ASE became the holding company of Sichuan Apollo.

Sichuan Apollo was organized on June 20, 2006, under the laws of the People’s Republic of China.   In June of 2006, Sichuan Apollo commenced revenue-producing activities, initially selling cadium and telluride-based compounds, ultra-high purity metals, and commercial-purity metals to its domestic and international customers.   In 2007, Sichuan Apollo was wholly owned by Sichuan Xinju Mining Resources Development Co. and three individuals.

Pursuant to an agreement dated December 26, 2007 between ASE and Sichuan Apollo, ASE agreed to acquire 100% of the ownership of Sichuan Apollo for 106,000,000 RMB (approximately $15,000,000), which amount was to be paid by ASE investing 80,000,000 RMB into Sichuan Apollo and paying the existing shareholders of Sichuan Apollo 26,000,000 RMB in exchange for their original investment of 20,000,000 RMB.  The agreement was to be effective on the date that the total registered capital of Sichuan Apollo aggregated 100,000,000 RMB.  As of June 30, 2008, approximately 49,000,000 RMB (approximately $7.0 million) had been advanced to Sichuan Apollo (which had been classified as “advance from Apollo Solar Energy, Inc.” on the Sichuan Apollo balance sheet).  As of August 4, 2008, ASE invested the remaining 31,000,000 RMB (approximately $4,500,000) into Sichuan Apollo and, effective on that date, since the registered capital of Sichuan Apollo had reached 100,000,000 RMB, ASE became the 100% shareholder of Sichuan Apollo.

Effective August 22, 2008, Sichuan Apollo’s wholly owned subsidiary Sichuan Xinlong acquired 100% of the equity of Sichuan Xinju, which owned the exclusive rights to the Dashuigou tellurium mine through at least January 2013 and subject to potential renewal thereafter.

Pursuant to the Entrusted Management Agreement is reached, the Apollo Managers are entitled to receive shares of Common Stock of the Company, with the result that the Apollo Managers will own approximately 60.15% of the Common Stock of the Company, after giving effect to such issuance.

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the RMB. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of stockholders’ equity.

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  As of December 31, 2008, two customers accounted for 54% and 36% respectively of the total accounts receivable outstanding. For the years ended December 31, 2008 and 2007, allowance for uncollectible amounts were approximately $15,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

Results of Operations

Year Ended December 31, 2008, 2007

Net sales

Net sales for the year ended December 31, 2008 was $6,968,430, compared to the net sales of $2,003,788 in 2007. This increase of 248% was primarily attributable to our increase in production capacity, successful sales and marketing campaigns, improved product quality, and expansion of product categories. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe based thin film PV producer in the world. In 2008, First Solar became our biggest customer. The successful development of this business relationship proved the superior quality of our products. We were also able to develop new customers in China, supplied to them with high purity metal products at competitive pricing.

Gross profit

Gross profit for the year ended December 31, 2008 was $1,817,487, compared to the gross profit of $688,786. This represented an increase of $1,128,701, or 164%, over that of 2007. The gross profit margin for the year ended December 31, 2008 was 26.1%, compared to that of 34.4% in 2007. Three primary factors attributed to the decrease in gross profit margin. The increase of price in most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. Price of tellurium feedstock increased more than 100% in 2008 over the price of 2007; and we were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. Secondly, labor costs in 2008 increased significantly in China, and thus increase our cost. Thirdly, during 2008, we were building a new factory campus and we moved from the old factory site to the new site from May to August. During this period we moved and tested our production equipments and therefore normal production was affected. As continuous production runs were frequently interrupted, production costs, mainly electricity, increased significantly.

Selling and marketing expenses

For the year ended December 31, 2008, selling and marketing expenses were $302,577, compared to $59,069 for the year ended December 31, 2007. This presented an increase of 412% and was in line with our increase in revenue. We employed an in-house sale team of 6 people targeting the Chinese and North American markets. Most of the sales and marketing expenses were traveling, lodging and entertainment related. We did not run any advertisement in 2008. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. This will save us a significant amount of marketing cost in 2009 when we target after the North American market.

General and administrative expenses

We incurred general and administrative expenses of $1,143,327 for the year ended December 31, 2008, when compared to that of $117,190 in 2007, representing an increase of 875%. The increase was primarily due to the growing in size and revenue of the company, and the expenses we incurred as a public company. After the reverse merger in October 2008, we incurred significant amount of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support listing function and the reverse merger process.

Write down of inventory

For the year ended December 31, 2008, we made a provision to write down inventory in the amount of $150,165, versus a write down of $0 for the year ended December 31, 2007. In early 2008, we received verbal order from a long term customer for indium, at the time indium price increased dramatically. We were told that the likelihood of the order was high. After we purchased indium, we were informed that the order would not be materialized. At the end of 2008, indium price decreased and we had to make a provision to mark the inventory to market. The write down was included in general and administrative expenses.

Research and Development expenses

For the year ended December 31, 2008, we incurred R&D expenses of $83,166, compared to $18,605 for the year ended December 31, 2007. The increase was 347% and was due to the increase of R&D headcount. The Company is committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are with high quality and stay competitive.

Provision for income tax

Provision for income tax for the year ended December 31, 2008 was $212,051, compared to that of $0 for the year ended December 31, 2007.

The provision of income taxes is computed at the statutory rate of 25% and 33% for 2008 and 2007, respectively, in the Peoples Republic of China decreased by net operating loss carry forwards by which a valuation allowance had been provided in previous years, additional amortization permitted by Chinese tax law, and increased by a valuation allowance against the deferred tax asset generated from net operating losses of subsidiaries , which currently cannot be used to offset taxable income.

Net income/loss

For the year ended December 31, 2008 we had a net income of 18,592, compared to net income $493,922 for the year ended December 31, 2007. The mainly reason for decrease in net income in 2008 was decrease in gross margin and increase in costs, especially in administrative costs and a write down of inventory.

Liquidity and Capital Resources

	Years Ended December 31,
	2008	2007

Net cash (used in) provided by operating activities	$(2,014,285)	$(1,408,975)
Net cash (used in) provided by investing activities	(8,945,111)	(6,548,423)
Net cash provided by financing activities	13,125,140	10,440,859
Effect of exchange rate changes on cash	89,123	49,571
Net increase (decrease) in cash	$2,254,867	$2,533,032
Cash at beginning of year	2,619,176	86,144
Cash at end of year	$4,874,043	$2,619,176

Net cash (used in) provided by operating activities.

Net cash used in operating activities for the year ended December 31, 2008 was $2,014,285, compared to $1,408,975 used in the year ended December 31, 2007. Cash used in operating activities were accounted for by increase in accounts receivable $928,131, increase in inventory $5,114,886, and increase in accounts payable $3,352,243.

For the year ended December 31, 2007, cash used in operating activities were accounted for substantially by increase of inventory $1,166,712 and decrease of accounts payable $767,407.

Net cash (used in) investing activities.

Net cash used in investing activities for the year ended December 31, 2008 and 2007 was $8,945,111 and $6,548,423, respectively, primarily constituted of the purchase of plant and equipment.

Net cash provided by financing activities.

Net cash provided by financing activities for the year ended December 31, 2008 was $13,125,140, attributable to shareholder loans of $8,977,519, capital contributions of $7,650,635, and advance to related party of $3,503,014.

Net cash provided by financing activities for the year ended December 31, 2007 was $10,440,859 in 2007, comprised of proceeds from short term loan and advance from related party.

We believe that our existing cash balances combined with cash flows will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period. We believe that we have sufficient liquidity to support our operations beyond the next twelve months despite the disruption of the capital markets. We are not dependent on the availability of short-term debt facilities and the limited availability of credit in the market has not affected our liquidity or materially affected our funding.

Contractual obligations

             The following table describes our contractual commitments and obligations as of December 31, 2008:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Loans from shareholders	$9,032,382	$9,032,382	$-	$-	$-
Long term debt	$4,397,215	$-	$4,397,215	-	-
	$13,429,597	$9,032,382	$4,397,215	$-	$-

             The long term debt was a loan from an un-related party for the building of the factory campus and was due in July, 2009. In March 2009, we received written confirmation from the county government that the loan would be extended for a period of 12 months.

Employment Agreements of Executive Officers and New Labor Contract Law

In February 2009, we entered into two-year employment contracts with our Chief Financial Officer of which includes a fixed amount of annual salary and stock options to purchase the Company’s common stock.  Details of each executive officer can be found herein in Part III, Item 11.

Effective January 1, 2008, PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay.  The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be significantly affect on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:7.3046 on December 31, 2007 and 1:6.8225 on December 31, 2008. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 7.314 for 2007 and 6.8225 for 2008. Our operating results in 2007 and 2008 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

New Accounting Pronouncements
            In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

            In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”)”. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

            In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or were rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

            In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

           In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We use the U.S. dollar as the reporting and functional currency for our financial statements. As we conduct our operations through our PRC subsidiary, the functional currency of our PRC subsidiary is RMB. Substantially all our revenue and related expenses, including cost of revenues and advertising expenses, are denominated and paid in RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as other comprehensive income.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 9.93% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

Commodity Price Sensitivity

We are exposed to market risk in connection with our inventory balances, which are comprised primarily tellurium, cadmium, selenium, indium and metal powder made from rare base metals. Our inventories are stated at the lower of cost or market using the weighted average method. If there is a downward change in the market price of base metals, we are required to mark-down the value of our inventory and record a loss in our statement of income. In 2008, the price of certain metals that we owned in our inventory decreased. Consequently, we made a provision to write down inventory in the amount of $150,165. We cannot predict the extent to which high raw material price levels will continue in the future. We do not have any long-term raw material purchase contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The following significant deficiencies have been identified and included in our management’s assessment as of December 31, 2008:

1.
We did not maintain effective controls over the financial closing process to ensure the accurate and timely preparation of local financial statements and financial data which is necessary for preparation of consolidated financial statements due to an insufficient complement of local financial and accounting staffs who are knowledgeable of local accounting rules to support the size of our company’s current organizational structure; and

2.
We did not maintain effective internal audit function due to the lack of qualified internal auditors who are familiar with internal audit, and we did not implement adequate and proper supervisory review to ensure that the significant internal control deficiencies can be detected or prevented.

3.
Our independent auditors, Paritz, Inc., identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. During the course of the audit field work, our independent auditors discovered these errors. The independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting.

Our management believes that none of these internal control deficiencies is identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement.

This annual report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Beginning with the year ended December 31, 2009, Section 404 of the Sarbanes-Oxley Act will require our independent registered public accounting firm to provide an attestation report regarding management's assessment of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2009 with our annual report on Form 10-K.

Remediation Measures of Significant Deficiencies

To remediate the first identified significant deficiency, we, in connection with the preparation of our annual report for 2008, implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes. We improved our closing process and we hired a US qualified accountant in January 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules, which will enhance the supervision control over financial data prepared by local financial and accounting staffs.

In addition, since 2008, our management has or plans to implement the measures described below under the supervision and guidance of our audit committee to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. As of the date of the filing, our management has implemented, or is in the process of implementing, the following measures:

•	We increased the level of interaction among our management, audit committee, independent auditors and other external advisors;

•
We recruited a Chief Financial Officer with substantial financial control experience to replace the CFO at the time of the reverse merger. The new CFO will commence work in the latter part of the first quarter of 2009, to enhance financial reporting function of China operation;

•	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

•	We are in the process of enhancing training programs on accounting principles and procedures for our existing staffs;

•	We are in the process of standardizing the monthly and quarterly data collection timetable and procedures, and assigning data collection responsibilities to designated personnel;

•	We are in the process of negotiating with a professional advisory firm on outsourcing part of our internal audit function;

•	We are in the process of recruiting an internal audit staff to assist us in improving our internal audit function; and

•
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Upon completion of the Merger, the Board of Directors consisted of Xiaojin Wang, Renyi Hou, Ling Yong and Hongwei Ke.  Within the next few days, Wincroft will file with the Securities and Exchange Commission (“SEC”) and mail to its shareholders of record an information statement prepared in accordance with SEC Rule 14f-1, containing information about Renyi Hou, Ling Yong and Hongwei Kei, among other things.  Ten days after the information statement is mailed to the shareholders of record, Xiaojin Wang will resign from her position as a member of the Board of Directors.  In February 1, 2009, the Company appointed Mr. Fong Heung Sang as the CFO and director. Mr. Ling Yong resigned from his position of CFO and director of Apollo but remains as the Chief Accounting Officer of Sichuan Apollo, a fully owned subsidiary of the Company. Current executive officers and directors of ASOE are:

Name	Age	Position with the Company	Director Since

Renyi Hou	52	Chairman and Chief Executive Officer	October 20, 2008

Fong Heung Sang	49	Chief Financial Officer and Director	February 1, 2009

Hongwei Ke	48	Director	October 20, 2008

Kang Sun	53	Director	December 5, 2008

Zhimin Cao	51	Director	December 5, 2008

Elliot Maza	53	Director	March 4, 2009

James M. Lee	62	Director	March 4, 2009

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Renyi Hou is the President, Chief Executive Officer, and Chairman of the Board. Mr. Hou has earned a medical degree from the Chengdu University of Traditional Chinese Medicine along with a Masters of Business from Chengdu Southwest Jiaotong University. Mr. Hou began his entrepreneurial careering by creating a rolling mill in Chengdu, Sichuan which at the time was the first privately-run iron enterprise in Sichuan Province in 1986. He entered into the mineral and natural resources business in 1998 by establishing the Sichuan Mineral Resources Development Co. Ltd, of which he was Chairman and General Manager. Mr. Hou joined Sichuan Apollo as Chairman and Chief Executive Officer in June 2006.

Heung Sang Fong is the Chief Financial Officer and a member of the Board. Mr. Fong has more than 23 years of accounting/finance/capital market experience. Before joining Apollo, Mr. Fong served as Executive Vice President of Corporate Development of FUQI International, Inc. (Nasdaq: FUQI ), a leading designer of high quality precious metal jewelry in China, where he helped guide the company through a successful IPO. Prior to this role, from January 2004 to November 2006, Mr. Fong served as a Managing Partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. He also served as the Chief Executive Officer of Holley Communications, a Chinese company engaged in CDMA chip and cell phone design. A U.S. certified public accountant (CPA), Mr. Fong had held various positions with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. He received a Diploma in History from the Hong Kong Baptist College in 1982, a MBA from the University of Nevada at Reno in 1989, and a Masters in Accounting from the University of Illinois at Urbana Champaign in 1993.

Hongwei Ke is a member of the Board. Mr. Ke graduated from Southwest Petroleum University, Department of Petroleum Engineering, with a bachelor’s degree in Oil Field Chemistry. From 1982 to 1999, he held positions with the Bohai Oil Company, Research Institute, Engineer and China National Offshore Oil Corp. (CNOOC) where he was a Senior Engineer and the Deputy Director of the Communication and Computer Center. From 1999 until he joined Sichuan Apollo in 2006, he served as Chairman of Beijing Joinkey Electronics Technology Development Co. Ltd. and as the Chairman and Chief Engineer of Beijing Jiegao Software Co. Ltd.

Kang Sun is a member of the Board. Dr. Sun served as an independent director of JA Solar Holdings Co., Ltd. from January 2007 through September 2007 as a member of the audit committee, compensation committee, and the nominating and corporate governance committee. From September 2007 to July 2008, Dr. Sun served as the president and chief operating officer of JA Solar Holdings Co., Ltd.., and remained on the board of directors, but was not designated as an independent director.  Dr. Sun has over 20 years of experience in enterprise management and venture capital investment . Dr. Sun served as a managing director of new business development and chief strategy officer of new business and new product group at Applied Materials Inc., the world's largest manufacturer of semiconductor capital equipment since 2005. Dr. Sun has served as a director and partner at Index Capital Group, an investment company in the U.S., since 2002. From 2002 to 2005, Dr. Sun served as vice president of business development of Microfabrica Inc., a U.S. manufacturer of micro devices. Prior to 2002, Dr. Sun served in several senior management positions in several U.S. and European corporations. Dr. Sun received his Ph. D. in material science from Brown University, master's degree in chemistry from the University of Georgia and bachelor's degree in chemistry from Nanjing University, China.

Zhimin Cao is a member of the Board. Dr. Cao has been a professor at the College of Marine Geosciences, Ocean University of China since October 2000. Dr. Cao’s research is focused on Economic geology, Geochemistry, Marine Geology, Submarine Resources Exploring Sensor Technology. Prior to receiving his tenure at Ocean University of China, Dr. Cao held positions with various universities and research institutions in Geology-science and rare metal exploring. From May 2000 to July 2000, Dr. Cao served as a visiting scientist at Colorado State University. Dr. Cao earned his Ph. D. , Master’s and Bachelor’s degree from Chengdu University of Technology, China University of Geosciences and Wuhan University of Geosciences (predecessor of China University of Geosciences), respectively. Dr. Cao has been rewarded National and Provincial Prizes for Progress Science and Technology for many times during the period from 1995 to 2004. Dr. Cao is also a member of the American Advanced Association of Sciences, New York Academy of Sciences, and the National Geographic Society.

   Elliot M. Maza is a member of the Board. Mr. Maza has served as Chief Financial Officer of Intellect Neurosciences, Inc., a development stage biopharmaceutical company, since May 2006. From December 2003 to May 2006, Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a company specializing in oral drug delivery. Mr. Maza was previously a partner at Ernst and Young LLP and a Vice President at Goldman Sachs, Inc. and JP Morgan Securities, Inc. From September 1985 to April 1989, Mr. Maza practiced law at Sullivan and Cromwell LLP in New York. From December 2004 to May 2008, Mr. Maza served on the Board of Directors and was Chairman of the Audit Committee of Tapestry Pharmaceuticals, Inc., a listed development stage company focused on developing proprietary therapies for the treatment of cancer. Mr. Maza received his J.D. degree from University of Pennsylvania Law School in 1985. Mr. Maza is a licensed CPA in the State of New Jersey and the State of New York.

              James M. Lee is a memeber of the Board. Mr. Lee previously served at Intel Corporation for 21 years and has 30 years working experience in the semiconductor industry. During his tenure at Intel, Mr. Lee successfully led a professional team developing leading edge DRAMs and the world's first commercial flash memories. Mr. Lee was also the Director of Intel's California Technology Lab. Before his retirement Mr. Lee served as General Manager of Intel's manufacturing subsidiary in Shanghai. Mr. Lee received his bachelor and master degrees majoring in Electronic Engineering from University of Illinois and Syracuse University, respectively. Mr. Lee is in possession of five US patents in the semiconductor field.

On March 13, 2009, a Board meeting was held and it was resolved that three subcommittees, namely, the Audit committee, the Compensation Committee, and the Nomination and Corporate Governance Committee, were to be formed. Mr. Elliot Maza was appointed as the Chairman of the Audit Committee; Mr. James Lee was appointed the Chairman of the Compensation Committee; and Mr. Kang Sun was appointed the Chairman of the Nomination and Corporate Governance Committee. In a Board meeting on April 6, 2009, the Board adopted a Code of Ethics attached hereto as an exhibit to the Form 10-K.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Renyi Hou.  The table also shows the compensation of Ling Yong who was our Chief Financial Officer until February 1, 2009 and Hongwei Ke, our managing director.  There was no officer of Sichuan Apollo whose salary and bonus for services rendered during the year ended December 31, 2008 exceeded $100,000.

	Fiscal Year	Salary

Renyi Hou	2008	$22,489
	2007	$21,353
	2006	$10,677

Ling Yong	2008	$18,097
	2007	$14,250
	2006	$7,125

Hongwei Ke	2008	$14,250
	2007	$14,250
	2006	$7,125

Employment Agreements

            Effective June 20, 2006, we entered into an employment agreement with Renyi Hou, as Chairman and CEO, until June 19, 2011. Mr. Hou receives annual compensation of RMB 145,200, including a RMB 7,980 monthly salary and the remainder RMB 49,440 as evaluative compensation dispensed according to annual evaluations, and may be entitled to receive a bonus at the discretion of our board of directors.

     Effective February 2, 2009, we entered into an employment agreement with Fong Heung Sang, as CFO, until January 31, 2011. Mr. Fong will receive an annual base salary of $70,000, increasing to $90,000 in June 2009 and further increasing to $110,000 in January 2010 and has been granted options to acquire 750,000 shares of the Company’s common stock which will vest in equal installments over the twenty-four month period of his employment contract.

Effective June 20, 2006, we entered into an employment agreement with Hongwei Ke, as managing director, until June 19, 2011.  Mr. Ke receives annual compensation of RMB 96,900, including a RMB 5,325 monthly salary and the remainder RMB 33,000 as evaluative compensation dispensed according to annual evaluations, and may be entitled to receive a bonus at the discretion of our board of directors.

The other information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Transactions

We have an outstanding loan from Xinju Mining Resources Development Co. in the amount of $2,313,198 as of December 31, 2008, which is non-interest bearing and due on demand.  Our CEO is also the CEO and major shareholder of Xinju Mining Resources Development Co.  We have an additional outstanding loan from our shareholders Renyi Hou, Hongwei Ke and Yong Ling, in the amount of $854,086, which is also non-interest bearing and due on demand.  We have another outstanding non-interest bearing loan from our shareholder Feng Yuliang and Wang Xiaojin in the amount of $8,178,296 due between July 2009 and November 2009. On February 16, 2009, $2,726,208 was repaid to Feng Yuliang.

Merger Agreement

On August 18, 2008, the Company entered into the Merger Agreement dated August 8, 2008, as amended and restated on October 14, 2008, with ASE and Merger Sub, pursuant to which Merger Sub was merged with and into the ASE on October 14, 2008.  The President of ASE is Huakang Zhou, the spouse of Xiaojin Wang, the Chief Executive Officer and sole director of the Company.   Under the terms of the Merger Agreement, all of the outstanding shares of common stock, $0.0001 par value, of ASE were converted into the right to receive 17,200,000 shares of Common Stock of the Company.  After the consummation of the Merger, and prior to any issuance of shares pursuant to the Entrusted Management Agreement, the former stockholders of ASE owned approximately 96.87% of the Company.

Following the consummation of the Merger, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act, and ASE became a wholly owned subsidiary of the Company.  The Company subsequently changed its name to Apollo Solar Energy, Inc.

The foregoing description of the Merger Agreement is qualified in its entirety by the text of such agreement which is annexed hereto as Exhibit 10-a.

Entrusted Management Agreement

Shortly after the completion of the Merger, the Company entered into the Entrusted Management Agreement with the Apollo Managers, the former managers of Apollo’s Chinese operating companies, certain of whom are directors and/or officers of the Company. Pursuant to the Entrusted Management Agreement, the Company issued the Apollo Managers an aggregate of 26.8 million newly issued shares of Common Stock of the Company, with the result that the Apollo Managers own approximately 60.15% of the Common Stock of the Company, after giving effect to such issuance.

Purchase of Dashuigou Mining Rights

Effective August 22, 2008, Sichuan Xinlong, a wholly owned subsidiary of Sichuan Apollo, acquired 100% of the equity of the Sichuan Xinju from Renyi Hou, now our Chairman and Chief Executive Officer, Wei Li and Yong Ling. The share transfer agreements were executed on August 18, 2008. Sichuan Xinju owns the exclusive mining rights to the Dashuigou tellurium mine from January 2007 to January 2013.  As of December 31, 2008, the tellurium used in our products was primarily purchased from suppliers on the open market.  In 2009, 70% of the tellurium used in our products is expected to be sourced from the Dashuigou tellurium mine.

Sichuan Xinlong entered into a Variable Interest Entities Agreement on April 10, with Sichuan Xinju Mineral Resources Development Corporation (“Xinju”), a related party, to obtain the mining rights of Xinju, which possesses the exploration rights to that certain land of 6.29 square kilometers in the Dashuigou area and the mining rights of that certain tellurium and bismuth mine of 0.0568 square kilometers in Shimian Majiagou.  SSDM’s financial statements will be consolidated with those of the Company.

Description of Securities

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 44,555,131 shares are outstanding as of March 31, 2009. Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversion rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.   Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page F-26 of the Financial Statements of this annual report on Form 10-K.

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chengsu, People’s Republic of China, on April 14, 2009.

Apollo Solar Energy, Inc.

By:	/s/Renyi Hou
Name	Renyi Hou
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Renyi Hou	Chief Executive Officer and President (Principal Executive Officer)	April 14, 2009
Renyi Hou
/s/Dexter Heung Sang Fong	Chief Financial Officer and Director	April 14, 2009
Dexter Heung Sang Fong

/s/ Hongwei Ke	Director	April 14, 2009
Hongwei Ke

/s/Kang Sun	Director	April 14, 2009
Kang Sun

/s/Zhimin Cao	Director	April 14, 2009
Zhimin Cao

/s/Elliot Maza	Director	April 14, 2009
Elliot Maza

/s/James Lee James Lee	Director	April 14, 2009

Exhibit	Description of Exhibit

3(i).1	Articles of Incorporation. (Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed January 18, 2008.)
3(ii).1 3(iii).1
Restated Articles of Incorporation filed with the Nevada Secretary of State on October 23, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed October 23, 2008.)
Bylaws, adopted February 1, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 1, 2008.)

20.1	Code of Ethics*
10.1
Amended and Restated Merger Agreement dated on October 14, 2008, among Wincroft, Apollo Solar Energy, Inc., a Delaware corporation, and Apollo Solar Energy Inc., a Nevada corporation.
(Incorporated by reference to Exhibit 10-a of our Current Report on Form 8-K filed October 16, 2008.)

10.2*
First Option Exclusive Acquiring Agreement, executed on April 10, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto. *

10.3*
Business Operations Agreement, executed on April 10, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto. *

10.4*	Exclusive Technical and Consulting Agreement, executed on April 10 , by and between Sichuan Xinlong Tellurium & Technique Co., Ltd . and Sichuan Xinju Mineral Resources Development Corporation.*
10.5*	Exclusive Sales Agreement, executed on April 10 , by and between Sichuan Xinlong Tellurium & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Corporation. *
10.6
Entrusted Management Agreement, dated as of October 20, 2008, by and among Renyi Hou, Liu Zhenyu, Hou Longchao, Hou Cijiu, Yang Yang, Ling Yong, Li Xuefeng, Ke Hongwei, Li Wei,He Yue, and Huakang Zhou (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 20, 2008.)

10.7*	Employment Agreement by and between the Company and Renyi Hou dated June 20, 2006*
10.8*	Employment Agreement by and between Fong Heung Sang dated February 2, 2009*
10.9*	Employment Agreement by and between Hongwei Ke dated June 20, 2006*
10.10*	Loan Contract dated January 19, 2009, by and between the Company and Chengdu Xihang Gang Construction & Investment Co., Ltd.*
10.11*	Loan Agreement dated February 2, 2009 by and between the Company and Communication Bank of China, Sichuan Branch.*
21.1*	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*   Filed herewith.

 Apollo Solar Energy, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)

TABLE OF CONTENTS

Report of Independent Registered Accounting Firm	Page F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	Page F-2
Consolidated Statements of Operations For The Years Ended December 31, 2008 and 2007	Page F-3
Consolidated Statements of Changes in Stockholders’ Equity For The Years Ended December 31, 2008 and 2007	Page F-4
Consolidated Statements of Cash Flows For The Years Ended December 31, 2008 and 2007	Page F-5
Notes to Consolidated Financial Statements	Pages F-6---F-16

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
Apollo Solar Energy, Inc.
(Formerly Know as Wincroft, Inc.)

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy, Inc. (formerly known as Wincroft, Inc.) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. (formerly known as Wincroft, Inc.) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
March 27, 2009

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,874,044	$2,619,176
Accounts receivable	961,600	15,348
Inventories	7,496,477	2,055,908
Due from related party	2,313,198	-
Deferred tax assets	25,414	-
Prepaid expenses and other sundry current assets	899,154	427,780
TOTAL CURRENT ASSETS	16,569,887	5,118,212

PROPERTY, MACHINERY AND MINING ASSETS, NET	19,549,909	9,561,503

TOTAL ASSETS	$36,119,796	$14,679,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loan	$-	$2,734,482
Accounts payable – trade	876,221	8,774
- construction vendors	2,546,890	-
Due to related party	-	741,505
Due to stockholders	9,032,382	12,965
Accrued expenses and other sundry current liabilities	959,186	399,704
TOTAL CURRENT LIABILITIES	13,414,679	3,897,430

LONG-TERM DEBT	4,397,215	4,101,723

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007
Common stock, $.001 par value, 100,000,000 shares authorized, 44,555,131 issued at outstanding at December 31, 2008 and 2007	44,555	44,555
Additional paid-in capital	17,347,905	6,832,129
Accumulated deficit	(383,221)	(401,813)
Accumulated other comprehensive income	1,298,663	205,691
TOTAL STOCKHOLDERS’ EQUITY	18,307,902	6,680,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,119,796	$14,679,715

See notes to consolidated financial statements

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In U.S. Dollars)

	Years ended December 31,
	2008	2007

SALES	$6,968,430	$2,003,788

COST OF SALES	5,150,943	1,315,002

GROSS PROFIT	1,817,487	688,786

OPERATING EXPENSES:
General and administrative expenses	1,143,327	117,190
Selling expenses	302,577	59,069
Research and development expenses	83,166	18,605
TOTAL OPERATING EXPENSES	1,529,070	194,864

OPERATING INCOME	288,417	493,922

Interest expense	57,774	-

INCOME BEFORE PROVISION FOR INCOME TAXES	230,643	493,922

Provision for income taxes	212,051	-

NET INCOME	18,592	493,922

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,092,972	112,887

COMPREHENSIVE INCOME	$1,111,564	$606,809

Basic and diluted income per common share	$0.00	$0.01

Weighted average number of common shares outstanding	44,555,131	44,555,131

See notes to consolidated financial statements

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS??EQUITY

	Common Stock, $.001 Par Value		Addition Paid-in		Accumulated Other
	Shares Amount		Capital	Accumulated Deficit	Comprehensive Income	Total
BALANCE – JANUARY 1, 2007	44,555,131	$44,555	$1,949,789	$(895,735)	$92,804	$1,191,413

Capital contributions	-	-	4,882,340	-		4,882,340

Foreign currency translation adjustment	-	-	-	-	112,887	112,887

Net income	-	-	-	493,922	-	493,922

BALANCE – DECEMBER 31, 2007	44,555,131	44,555	6,832,129	(401,813)	205,691	6,680,562

Capital contributions	-	-	10,515,776	-	-	10,515,776

Foreign currency translation adjustment	-	-	-	-	1,092,972	1,092,972

Net income	-	-	-	18,592	-	18,592

BALANCE – DECEMBER 31, 2008	44,555,131	$44,555	$17,347,905	$(383,221)	$1,298,663	$18,307,902

See notes to financial statements

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$18,592	$493,922
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	457,737	310,092
Deferred tax assets	(25,414)	-
Inventory mark-down	150,165	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable	(928,131)	(14,838)
Inventories	(5,114,886)	(1,166,712)
Prepaid expenses and other sundry current assets	(359,027)	-
Accounts payable – trade	851,208	(767,407)
- construction	2,501,035	-
Accrued expenses and other sundry current liabilities	434,436	14,714
NET CASH USED IN OPERATING ACTIVITIES	(2,014,285)	(1,408,975)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,945,111)	(6,548,423)
NET CASH USED IN INVESTING ACTIVITIES	(8,945,111)	(6,548,423)

FINANCING ACTIVITIES:
Proceeds from borrowings	-	6,836,205
Capital contribution	7,650,635	-
Advance from stockholders	8,977,519	839,845
Advance from (repayment to) related party	(3,503,014)	2,764,809
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,125,140	10,440,859

EFFECT OF EXCHANGE RATE ON CASH	89,123	49,571

INCREASE IN CASH AND CASH AND CASH EQUIVALENTS	2,254,867	2,533,032

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	2,619,176	86,144

CASH AND CASH EQUIVALENTS – END OF YEAR	$4,874,043	$2,619,176

Supplemental disclosures of cash flow information:
Income taxes paid	$161,061	$-
Non-cash financing activities:
Conversion of debt to additional paid-in capital	$2,878,692	$-

See notes to financial statements

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

On October 14, 2008, the Company completed a reverse merger transaction with Apollo Solar Energy, Inc., (“ASE-Delaware”) by issuing 4,000 shares of its common stock in exchange for each outstanding share of ASE-Delaware’s common stock.  Under the terms of the merger agreement, all of the outstanding shares of common stock of ASE-Delaware were exchanged for 44,000,000 shares of common stock of the Company, resulting in the former shareholders of ASE-Delaware now owning 98.75% of the Company’s issued and outstanding common stock.

For accounting purposes, the ASE-Delaware became the surviving entity where as the Company will be recognized as the surviving entity for legal purposes.  Accordingly, the financial statements include the assets, liabilities and operations of ASE-Delaware.

On August 4, 2008, ASE-Delaware, an inactive company, acquired of 100% of the registered capital of Sichuan Apollo Solar Science & Technology Co., Ltd. (“Sichuan Apollo”), in a transaction accounted for as a re-organization.

Sichuan Apollo was formed in June, 2006 in the People’s Republic of China and develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells through its 100% owned subsidiary-Sichuan Xinlong Diye Tellurium Industry & Technique Co., Ltd ( “Diye”).

Effective August 22, 2008 Diye acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. (“Dadu River”) from significant shareholders of Apollo.  Dadu River owned the exclusive rights to the Dashuigou tellurium mine through at least January 2013.  Prior year financial statements have not been restated as the effects of this acquisition of the financial position and results of operations are immaterial.

            Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Sichuan Apollo, Diye and Dadu River.  All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Certain amounts included in the 2007 financial statement have been reclassified to conform to the 2008 financial statement presentation.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and cash equivalents

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates a reserve based on the aging of receivables and either increases or decreases the estimate of doubtful accounts accordingly.  Additional allowances may be required if one or more of the Company’s customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments.  Such allowances, if any, would be recorded in the period the impairment is identified.  The Company recorded bad debt expense of approximately $15,000 and $0 in 2008 and 2007, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Advance for purchases

The Company made interest free advances to certain vendors for purchase of its raw materials and construction in progress equipment.

Property, machinery and mining assets

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral exploration costs are expensed according to the term of license granted to the Company.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.  At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material.  To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body.  Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

No impairment loss is recorded for the years ended December 31, 2008 and 2007.

Deferred income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

Currency translation

Since the Company operates in the PRC, the Company’s functional currency is the Chinese Yuan (“RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of owners’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair value of financial statements.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, and other related party advances and borrowings, and short-term loans.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available from loans of similar remaining maturity and risk profile at the respective balance sheet dates.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers.

Shipping and handling costs

In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Research and development

Research and development expenditures are charged to operations as incurred.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no such additional common shares available for dilution purposes as of December 31, 2008 and 2007.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”)”. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or were rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

2           INVENTORIES

Inventories consists of the following:

	December 31,
	2008	2007
Raw Materials	$4,351,326	$1,048,619
Work in process	1,080,390	419,658
Finished goods	2,064,761	587,631
	$7,496,477	$2,055,908

3           PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	2008	2007	Life

Building	$13,349,541	$1,003,154	40 years
Right to use land	324,809	302,982	Life of lease
Machinery and equipment	3,506,879	2,277,611	10 years
Office equipment	209,543	45,901	5 years
Vehicle	464,512	68,143	5 years
Mining rights	318,113	-
Construction in progress	2,630,538	6,554,270
	20,803,935	10,252,061
Less accumulated depreciation	1,254,026	690,558
	$19,549,909	$9,561,503

Depreciation expense for the years ended December 31, 2008 and 2007 was $457,737 and $310,092 respectively.

Anticipated costs to complete the construction in progress will aggregate approximately 1,800,000 RMB ($300,000). Construction is expected to be completed in 2009.

4           DUE FROM RELATED PARTY

Amounts due from related party consist of amounts due from a related company partially owned by a majority shareholder of the Apollo.  This loan is non-interest bearing and due on demand.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

5           DUE TO STOCKHOLDERS

Due to stockholders consist of non-interest bearing notes due as follows:

March 2009	$3,800,000
July 2009	2,912,558
November 2009	1,465,738
On Demand	854,086
$9,032,382

6           ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued interest	$447,255	$143,606
Government subsidy for research and development	80,615	51,134
Salaries and benefits	137,733	183,316
Taxes	84,828	-
Professional fees	153,000	-
Other accrued expense	55,755	21,648
	$959,186	$399,704

7           LONG-TERM DEBT

Long term debt consist of a note payable bearing interest at 6.57% per annum through May 31, 2009 and at Bank of China’s rate for a three year loan thereafter.  $2,931,476 is due June 5, 2010 and $1,465,739 is due July 16, 2010.

8           TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

8           TAXES (CONTINUED)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China, which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the old tax rate of 33%.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2008 and 2007, to the Company’s effective tax rate is as follows:

	December 31,
	2008	2007
U.S. statutory rate	35%	35%
Tax rate difference between China and U.S.	-10%	-2%
Net loss carryforward from prior period	-10%	-33%
GAAP and Chinese tax law difference on amortization of intangibles	-29%	-
Valuation allowance	106%	-
Effective tax rate	92%	0%

The provisions for income taxes are summarized as follows:

	December 31,
	2008	2007
Current	$237,465	$-
Deferred	(25,414)	-
	$212,051	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventory markdown	$36,865	$-
Bad debt expense	3,599	-
Net loss carryforward	245,008	61,078
Gross deferred tax assets	285,472	61,078
Valuation allowance	(245,008)	(61,078)
Total deferred tax asset	40,464	-

Deferred tax liabilities:
Depreciation and amortization	(12,581)	-
Other	(2,469)	-
Total deferred tax liabilities	(15,050)	-

Net deferred tax assets	$25,414	$-

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

8           TAXES (CONTINUED)

                Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

As of December 31, 2008 and 2007, the Company had tax receivable of $494,387 and $0 respectively.

9             PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profit after tax to the public welfare fund.  With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC are no longer required to transfer any profit to the public welfare fund.  Any balance of public welfare funds brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

As of December 31, 2008 and 2007, the Company did not accumulate any statutory reserve due to the accumulated deficit.

10           SEGMENT OF BUSINESS

YEAR ENDED DECEMBER 31, 2008

	Manufacturing	Refining	Mining	Corporate and Other	Consolidated Total
Revenue	$-	$6,968,430	$94,485	$(94,485)	$6,968,430
Operating profit (loss)	(610,606)	1,209,850	(164,175)	(146,652)	288,417
Depreciation and amortization	323,471	123,694	10,572		457,737
Capital expenditures	7,963,456	839,319	142,335		8,945,110

YEAR ENDED DECEMBER 31, 2007

	Manufacturing	Refining	Consolidated Total
Revenue	$-	$2,003,788	$2,003,788
Operating profit (loss)	(244,318)	738,240	493,922
Depreciation and amortization	225,186	84,906	310,092
Capital expenditures	5,938,762	609,661	6,548,423

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

11           SUBSEQUENT EVENTS

On January 1, 2009, the Company signed a loan contract with Chengdu Xihang Gang Construction & Investment Co., Ltd. (“Xihang Gang”), an unaffiliated company for the amount of RMB 11,300,000 (equivalent to US $1,652,165  at the date of signing).  The term is from January 1, 2009 to August 31, 2009, with interest rate at 5.31% per annum collateralized by certain plant equipment.  The purpose of this loan was to obtain land use right as described below, collateralized by the plant equipment of Apollo, with the condition that once the land use right is successfully obtained, the Company should obtain a new loan to repay RMB 30m loan with Xihang Gang.

On March 2, 2009, the Company obtained a new fifty year land use right from the government of the PRC, for RMB 25,013,318 (equivalent to US $3,652,288 at the date of the acquisition). The term of the land use right is through February 8, 2059. The purchase price is being amortized over the term of the land use right, which is 50 years.

On February 2, 2009, the Company signed a loan agreement with Communication Bank of China, Sichuan Branch for RMB2,000,000 (equivalent to US$292,028  at the date of signing).  The term is from February 6, 2009 to February 5, 2010, with interest rate at 6.903% per annum, collateralized by the buildings and land use right of Diye.

Employment agreement

On February 2, 2009 the Company entered into an employment agreement with its Chief Financial Officer, Mr. Fong, for a fixed term of two years.  Mr. Fong will receive an annual base salary of $70,000, increasing to $90,000 in June 2009 and further increasing to $110,000 in January 2010 and has been granted options to acquire 750,000 shares of the Company’s common stock which will vest in equal installments over the twenty-four month period of his employment contract.

12           CONCENTRATIONS

Sales to major customers for the year ended December 31, 2008 were 32%, 18% and 10%.

Sales to major customers for the year ended December 31, 2007, were 54% and 23%.

As of December 31, 2008, two customers accounted for 54% and 36% of the total accounts receivable outstanding.

In 2008, 61% of sales were made to customers in Asia and 30% of sales were made to customers in North America.

APOLLO SOLAR ENERGY, INC.
(FORMERLY KNOWN AS WINCROFT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

13           VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

The Company’s business depends on maintaining licenses of its current products from the Chinese government.  Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.