Form 10-Q
period 2009-03-31
APOLLO SOLAR ENERGY, INC.
filed 2009-05-15
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ý	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 0-12122

Apollo Solar Energy, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-0601802 (I.R.S. Employer Identification No.)

No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu People’s Republic of China, 610207	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  +86 755 2580 1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                                     Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

There were 44,555,131 shares of common stock outstanding as of May 15, 2009.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART 1 – FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

March 31, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,544,091	$4,874,044
Accounts receivable	809,113	961,600
Inventories	7,326,473	7,496,477
Due from related party	2,526,004	2,313,198
Deferred tax assets	16,420	25,880
Prepaid expenses and other sundry current assets	897,934	898,688
TOTAL CURRENT ASSETS	13,120,035	16,569,887

PROPERTY, MACHINERY AND MINING ASSETS, NET	21,507,245	19,549,909

NON-MARKETABLE INVESTMENT	43,901	-

TOTAL ASSETS	$34,671,181	$36,119,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loan	$1,946,266	$-
Accounts payable – trade	782,686	876,221
- construction vendors	2,544,297	2,546,890
Due to stockholders	6,305,885	9,032,382
Accrued expenses and other sundry current liabilities	887,388	959,186
TOTAL CURRENT LIABILITIES	12,466,522	13,414,679

LONG-TERM DEBT	4,390,073	4,397,215

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	$-	$-
Common stock, $.001 par value, 100,000,000 shares authorized, 44,555,131 issued at outstanding at March 31, 2009 and December 31, 2008	44,555	44,555
Additional paid-in capital	17,548,085	17,347,905
Accumulated deficit	(1,038,552)	(383,221)
Accumulated other comprehensive income	1,260,498	1,298,663
TOTAL STOCKHOLDERS’ EQUITY	17,814,586	18,307,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,671,181	$36,119,796

See notes to consolidated financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES	$ 2,308,619	$ 1,909,707

COST OF SALES	1,811,687	1,117,495

GROSS PROFIT	496,932	792,212

OPERATING EXPENSES:
General and administrative expenses	968,595	106,668
Selling and marketing expenses	70,497	58,920
Research and development expenses	11,018	2,096
TOTAL OPERATING EXPENSES	1,050,110	167,684

OPERATING INCOME (LOSS)	(553,178)	624,528

Interest income (expense)	(90,333)	7,075

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(643,511)	631,603

Provision for income taxes	11,821	156,234

NET INCOME (LOSS)	(655,332)	475,369

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(28,929)	570,600

COMPREHENSIVE INCOME (LOSS)	$(684,261)	$ 1,045,969

Basic and diluted income (loss) per common share	$(0.01)	$0.01

Weighted average number of common shares outstanding	44,555,131	44,555,131

See notes to consolidated financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(655,332)	$475,369
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance of stock options	200,180	-
Depreciation and amortization	368,720	96,099
Deferred tax assets	9,460
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable - trade	151,045	(225,532)
Inventories	157,766	(3,356,432)
Advance for purchases	(229,880)	(2,899,383)
Prepaid expenses and other sundry current assets	168,317	77,486
Accounts payable – trade	(92,253)	(331)
- construction	1,544	-
Accrued expenses and other sundry current liabilities	(9,523)	163,782
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,044	(5,668,942)

INVESTING ACTIVITIES:
Investment in third party company	(43,883)	-
Acquisition of property and equipment	(706,774)	(4,042,609)
Government subsidy for acquisition of property and equipment	2,018,639	-
Acquisition of land use rights	(3,666,306)	-
Acquisition of exploration rights	-	(219,206)
Acquisition of extraction rights	(2,589)	(75,385)
NET CASH (USED IN) INVESTING ACTIVITIES	(2,400,913)	(4,337,200)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,945,500	-
Capital contribution	-	6,805,911
Advance from (payments to) stockholders	(2,727,610)	400,092
Advance from (payments to) related party	(216,478)	580,850
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(998,588)	7,786,853

EFFECT OF EXCHANGE RATE ON CASH	(496)	62,652

DECREASE IN CASH AND CASH AND CASH EQUIVALENTS	(3,329,953)	(2,156,637)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	4,874,044	2,619,176

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,544,091	$462,539

Supplemental disclosures of cash flow information:
Interest paid	$69,563	$92,472
Income taxes paid	$2,846	$156,235

See notes to financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

The Company’s functional currency in the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

2           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

On October 14, 2008, the Company completed a reverse merger transaction with Apollo Solar Energy, Inc., (“ASE-Delaware”) by issuing 4,000 shares of its common stock in exchange for each outstanding share of ASE-Delaware’s common stock.  Under the terms of the merger agreement, all of the outstanding shares of common stock of ASE-Delaware were exchanged for 44,000,000 shares of common stock of the Company, resulting in the former shareholders of ASE-Delaware owning 98.75% of the Company’s issued and outstanding common stock.

For accounting purposes, ASE-Delaware became the surviving entity whereas the Company was recognized as the surviving entity for legal purposes.  Accordingly, the financial statements include the assets, liabilities and operations of ASE-Delaware.

On August 4, 2008, ASE-Delaware, an inactive company, acquired of 100% of the registered capital of Sichuan Apollo Solar Science & Technology Co., Ltd. (“Sichuan Apollo”), in a transaction accounted for as a re-organization.

Sichuan Apollo was formed in June 2006 in the People’s Republic of China (the “PRC”) and develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells through its 100% owned subsidiary Sichuan Xinlong Diye Tellurium Industry & Technique Co., Ltd. ( “Diye”).

Effective August 22, 2008 Diye acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. (“Dadu River”) from significant shareholders of Sichuan Apollo.  Dadu River owns the exclusive rights to the Dashuigou tellurium mine through at least January 2013.  Prior year financial statements have not been restated as the effects of this acquisition of the financial position and results of operations are immaterial.

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended March 31, 2009.

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

Mineral exploration costs are expensed according to the term of the license granted to the Company.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.  At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

No impairment loss is recorded for the three months ended March 31, 2009 and 2008.

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

Currency translation

Since the Company operates in the PRC, the Company’s functional currency is the RMB.  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of owners’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no such additional common shares available for dilution purposes as of March 31, 2009 and 2008.

Recently issued accounting pronouncements

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued (“SFAS 141R”). SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

3           INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw Materials	$3,931,637	$4,351,326
Work in process	957,141	1,080,390
Finished goods	2,437,695	2,064,761
	$7,326,473	$7,496,477

4           DUE FROM RELATED PARTY

Amounts due from related party consist of amounts due from a related company partially owned by a majority shareholder of the Apollo.  This loan is non-interest bearing and due on demand.

5           NON-MARKETABLE INVESTMENT

On March 12, 2009 the Company entered into a letter of intent to invest RMB 300,000 ($43,900 USD at the date of signing) for a 6% interest with two non-affiliates to set up a new company engaged in the green energy industry.  The Company intends to account for this investment using the cost method of accounting.

6           SHORT-TERM LOAN

On January 1, 2009, the Company signed a contract with Chengdu Zihang Gang Construction & Investment Co., Ltd. (“Xihang Gang”), an unaffiliated company, for the amount of RMB 11,300,000 ($1,652,165 USD at the date of signing).  The term is from February 6, 2009 to February 5, 2010, with interest at 6.903% per annum and collateralized by the buildings and land use right of Diye. On February 2, 2009 the Company signed a loan agreement with Communicationbank of China, Sichuan branch, for RMB 2,000,000 (equivalent to $292,028 at the date of signing).  The term is from February 6, 2009 to February 5, 2010 bearing interest at 6.903% per annum, collateralized by the building and land use right of Diye.

7           DUE TO STOCKHOLDERS

Due to stockholders consist of non-interest bearing notes due as follows:

	March 31, 2009	December 31, 2008
March 2009	$0	$3,800,000
July 2009	4,805,418	2,912,558
November 2009	1,463,358	1,465,738
On Demand	37,109	854,086
	$6,305,885	$9,032,382

8           LONG-TERM DEBT

Long-term debt consist of a note payable bearing interest at 6.57% per annum through May 31, 2009 and at Bank of China’s rate for a three-year loan thereafter.  $2,926,716 is due June 5, 2010 and $1,463,357 is due July 16, 2010.

9           TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2008 and 2007, to the Company’s effective tax rate is as follows:

	March 31
	2009	2008
U.S. statutory rate	35%	35%
Tax rate difference between PRC and U.S.	-10%	-2%
Net loss carryforward from prior period	0%	-14%
GAAP and Chinese tax law difference on amortization of intangibles	2%	-8%
Valuation allowance	-29%	14%
Effective tax rate	-2%	25%

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

As of March 31, 2009 and December 31, 2008, the Company had a tax receivable of $346,173 and $494,387, respectively.

10             PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable.  As of March 31, 2009 and December 31, 2008, the Company did not accumulate any statutory reserve due to the accumulated deficit.

11           SEGMENT OF BUSINESS

THREE MONTHS ENDED MARCH 31, 2009
                                                       Manufacturing        Refining            Mining         Corporate and Other           Consolidated Total
Revenue	$-	$2,308,619	$-	$-	$2,308,619
Operating profit (loss)	(279,042)	100,008	(14,438)	(359,706)	(553,178)
Depreciation and amortization	319,575	45,082	4,063	-	368,720
Capital expenditures	1,647,667	706,774	2,589	-	2,537,030

12           CONCENTRATIONS

Sales to one major customer for the three months ended March 31, 2009 were approximately 87.5% of total sales.

For the three months ended March 31, 2009, 88.7% of sales were made to customers in North America and 11.3% of sales were made to customers in Asia.

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

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not USD. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of the PRC may be limited.

The Company’s business depends on maintaining licenses of its current products from the Chinese government.  Failure to obtain the necessary licenses when needed can cause the Company's business plan to be delayed.

In September 2006, the PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on April 14, 2009. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

Overview

We are a vertically integrated miner and refiner of tellurium (Te) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, People’s Republic of China, or the PRC. In addition we will source tellurium from another mine in Shimian, Majiagou, PRC, through a series of variable interest entity agreements, or VIE Agreements, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting stock.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the government of the PRC, which extends through January, 2013, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on Earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from these mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the rest of the tellurium from third-party suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the mines at a significant discount to prevailing market price. The mining rights of the other known tellurium deposit, Majiagou mine, owned by Xinju Mining Company in Sichuan, was assigned to us upon the execution of the VIE Agreements on April 10, 2009. We now have the mining rights and the exploration rights to the Majiagou mine.

Our operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. The newly built modern facility will have the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Future expansion of the facility in vacant land leased to the Company will have a capacity to produce up to an additional 350 tons.

We believe we are unique in that we are both a miner and refiner of our Te-based products with primary and secondary refining capabilities. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we mine the raw material, and perform both refining functions, we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the Renminbi, or RMB, the currency of the PRC. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, our consolidated balance sheets have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of stockholders’ equity.

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  As of March 31, 2009, two customers accounted for 49% and 36%, respectively, of the total accounts receivable outstanding.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008 (unaudited):

	Three Months Ended March 31,
	2009		2008

Sales	$2,308,619		$1,909,707
Cost of sales	1,811,687		1,117,495
Gross profit	496,932		792,212
Expenses
General & administrative expenses (including non-cash stock compensation expenses of $200,180 for the 3 months ended March in 2009)	968,595		106,668
Selling expenses	70,497		58,920
Research and development expenses	11,018		2,096
Total operating expenses	1,050,110		167,684
Income (Loss) from operations	(553,178)		624,528
Interest income (expenses)	(90,333)		7,075
Income (loss) before income taxes	(643,511)		631,603
Provision for income taxes	11,821		156,234
Net (loss) income	$(655,332)		$475,369

As a Percentage of Sales
Sales	100.0%		100.0%
Cost of sales	78.5%		58.8%
Gross profit	21.5%		41.5%
Expenses
General & administrative expenses	42.0%		5.6%
Selling expenses	3.1%		3.1%
Research and development expenses	0.5%		0.1%
Total operating expenses	45.5%		8.7%
Income/(loss) before income taxes	(27.9	) %	33.1%
Provision for income taxes	0.5%		8.2%
Net (loss) income	(28.4	) %	25.0%

Three Months Ended March 31, 2009 and 2008

Sales

Sales for the three months ended March 31, 2009 was $2,308,619, compared to the sales of $1,909,707 in the same period in 2008. This increase of 20.9% was primarily attributable to our increase in production capacity, successful sales and marketing campaigns, improved product quality, and expansion of product categories. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world. In 2008, First Solar became our largest customer, and remained our largest customer during the first quarter of 2009. However, our sales during the first quarter of 2009 was below our planned target due to the global financial crisis. A significant number of our customers requested a prolonged period of credit during the first fiscal quarter of 2009, and after careful evaluation, we decided not to extend long credit terms to any of our customers.

Cost of sales

Cost of sales for the three months ended March 31, 2009 was $1,811,687, compared to the cost of sales of $1,117,495 for the period ended March 31, 2008. The increase in dollar amount was 62.1% and was partially attributable to the increase in raw material prices.

Gross profit

Gross profit for the three months ended March 31, 2009 was $496,932, compared to the gross profit of $792,212 for the period ended March 31, 2008. This represented a decrease of $295,280, or 37.3%, over the same period of 2008. The gross profit margin for the three months ended March 31, 2009 was 21.5%, compared to that of 41.5% in the same period of 2008. Three primary factors contributed to the decrease in gross profit margin. First, we experienced an increase in the price of most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. The price of tellurium feedstock increased more than 100% in 2008 over the price in 2007, and remained at this higher level during the first quarter of 2009.  We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. Secondly, labor costs began to increase significantly in the PRC in 2008, and thus increased our cost. Thirdly, the product mix we sold in the first quarter of 2009 changed as compared to the product mix we sold during the same period in 2008. Specifically, we sold fewer other high purity metals (which ordinarily command very high margins) in the first quarter of 2009 due to the global financial crisis. Consequently, the reduction in sales in these types of products impacted our gross margin adversely.

Selling and marketing expenses

For the three months ended March 31, 2009, selling and marketing expenses were $70,497, compared to $58,920 for the same period ended March 31, 2008. This represents an increase of 19.7% and was in line with our increase in revenue. We employed an in-house sales team of eight people targeting the Chinese and North American markets. Most of the sales and marketing expenses were traveling, lodging and entertainment related. We did not run any advertisement in 2008. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. We anticipate that this will save us a significant amount of marketing cost for the remainder of 2009 when we target the North American market.

General and administrative expenses

We incurred general and administrative expenses of $968,595 for the three months ended March 31, 2009, when compared to that of $106,668 in the same period of 2008, representing an increase of 808%. The increase was primarily due to the growth in size and revenue of our company, and the expenses we incurred as a public company. After our reverse merger in October 2008, we incurred significant amount of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions and the reverse merger process. In August 2008, our new factory was completed and depreciation began to be incurred. Also included in the general and administrative expenses was a non-cash expense of stock based compensation of $200,108, which expenses did not exist in the same period of 2008.

Research and development expenses

For the three months ended March 31, 2009, we incurred R&D expenses of $11,018, compared to $2,096 for the three months ended March 31, 2008. This represents an increase of 425.7% and was due to the increase of R&D headcount. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Provision for income tax

The provision of income taxes is computed at the statutory rate of 25% for both the three months ended March 31, 2009 and 2008. Provision for income tax for the three months ended March 31, 2009 was $11,821, compared to that of $156,243 for the same period in 2008. Our effective tax rate for the three months ended March 31, 2009 was -2% compared to that of 25% for the same period in 2008. The decrease in the effective tax rate was due to the loss incurred in the current period.

Net income/loss

For the three months ended March 31, 2009 we had a net loss of $655,332, compared to net income of $475,369 for the three months ended March 31, 2008. The main reason for decrease in net income in the three months ended March 31, 2009 was a decrease in gross margin and an increase in costs, primarily in administrative costs representing professional fees. Included in the net loss for the three months ended March 31, 2009 was non-cash stock based compensation of $200,180.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	Three Months Ended March 31,
	2009		2008

Net cash (used in) provided by operating activities	$70,044		$(5,668,942)
Net cash used in investing activities	(2,400,913)		(4,337,200)
Net cash (used in) provided by financing activities	(998,588)		7,786,853
Effect of exchange rate changes on cash	(496)		62,652
Net increase (decrease) in cash	$(3,329,953)		$2,156,637
Cash at beginning of period	4,874,044	??/FONT>	2,619,176
Cash at end of period	$1,544,091		$462,539

Net cash (used in) provided by operating activities.

Net cash provided by operating activities for the three months ended March 31, 2009 was $70,044, compared to net cash used of $5,668,942 in the same period in 2008. Cash provided by operating activities was accounted for by a decrease in accounts receivable of $151,044, a decrease in inventory $157,766, a decrease in prepaid expenses of $177,777, an increase in the advance for purchases of $229,880, and an increase in accounts payable of $92,253.

For the three months ended March 31, 2008, cash used in operating activities was accounted for substantially by an increase of inventory of $3,356,432 and an increase in the advance for purchases of $2,903,514.

Net cash (used in) investing activities.

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $2,400,913 and $4,337,200, respectively, primarily consisting of the purchase of our plant and equipment. In the first quarter of 2009, we received $2,018,639 in government subsidies from the PRC in connection with our successful listing as a public company in the United States. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash (used in)/provided by financing activities.

Net cash used in financing activities for the three months ended March 31, 2009 was $998,588, constituting the repayment of shareholder loans of $2,727,610 and payments to related party of $216,478, and net of the proceeds from a short-term loan of $1,945,500.

Net cash provided by financing activities for the three months ended March 31, 2008 was $7,786,853, constituting capital contribution of $6,805,911 and loans from stockholders and a related party of $980,942. We believe we have sufficient funds to continue operations at current levels through the end of 2009. As we have very strong support from our major shareholders, we believe we can secure the working capital needed to sustain the business through such date. We also intend to expand our credit line with local banks so that we will have more access to working capital when needed. However, to continue our current level of operations beyond this date we will need to also seek additional funds through the issuance of additional equity or debt securities or other sources of financing.  If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our business activity.

Contractual obligations

The following table describes our contractual commitments and obligations as of March 31, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
Loans from shareholders	$6,305,885	$6,305,885	$	----	$—	$—
Long term debt	$4,390,073	$--		$4,390,073	—	—
	$10,695,958	$6,305,885		$4,390,073	$—	$—

The long term debt was a loan from an un-related party for the building of our factory campus and would have been due in July, 2009. In March 2009, we received written confirmation from the county government that the loan would be extended for a period of 12 months, and will now be due in July, 2010.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiaries and variable interest entities, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 17.5% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates: 1:7.1622 for the three months ended March 31, 2008 and 1:6.8363 for the three months ended March 31, 2009. Our operating results in 2007 and 2008 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

Future Capital Expenditures

On April 10, 2009, we signed the VIE Agreements to acquire the exploration rights of the Dashuigou area and the mining rights of the Majiahou mine. We expect to invest in exploration, mining equipment, and refinery facility in the future so that we can source tellurium internally. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Significant deficiencies were identified and described in Management's Report on Internal Control over Financial Reporting  in our Annual Report on Form 10-K filed on April 14, 2009.  Please refer to our Annual Report for a description of the measures that we will implement or have implemented to remediate these significant deficiencies.

Changes in Internal Control over Financial Reporting

Other than the remediation measures we have been taking, as described in our Annual Report on Form 10-K filed on April 14, 2009, there were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDING

None.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 -- OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: May 15, 2009                                                                                                           By:  /s/ Renyi Hou
                Renyi Hou
                Chief Executive Officer

Date: May 15, 2009                                                                                                           By:  /s/ Heung Sang Fong
          Heung Sang Fong
          Chief Financial Officer