Form 10-Q
period 2009-06-30
APOLLO SOLAR ENERGY, INC.
filed 2009-08-19
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2009

or

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
(Address of principal executive offices including zip code)

Registrant’s Telephone Number, Including Area Code:  +86 755 2580 1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                     Accelerated filer  [   ]

Non-accelerated filer   [   ]                                                                                     Smaller reporting company [ x ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [ x ]

There were 44,555,131 shares of common stock outstanding as of August 19, 2009.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I – FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$243,318	$4,874,044
Account receivable, net	1,248,370	961,600
Inventories	7,303,613	7,496,477
Value added taxes receivable	5,574	494,387
Purchase deposit	425,521	321,300
Due from related parties	1,503,818	2,313,198
Deferred tax assets	16,427	25,880
Other sundry current assets	101,491	83,001
Total current assets	10,848,132	16,569,887

Property, machinery and mining assets, net	22,600,358	19,549,909

Non-marketable investment	43,919	-

Total Assets	$33,492,409	$36,119,796

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term loan	$1,947,095	$-
Account payable - trade	573,965	876,221
- construction vendors	2,493,349	2,546,890
Accrued expenses	873,131	959,186
Due to shareholders	-	9,032,382
Total current liabilities	5,887,540	13,414,679

Long-term debt	4,391,943	4,397,215
Due to shareholders	5,831,258	-

Shareholders' equity:
Perferred stock, $.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2009 and December 31, 2008
Common stock, $.001 par value, 100,000,000 shares authorized,	44,555	44,555
44,555,131 issued and outstanding at June 30, 2009 and December 31, 2008
Additional paid-in capital	17,575,261	17,347,905
Accumulated deficit	(1,501,612)	(383,221)
Accumulated other comprehensive income	1,263,464	1,298,663
Total shareholders' equity	17,381,668	18,307,902

Total Liabilities And Shareholders' Equity	$33,492,409	$36,119,796

The accompanying notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Sales	$ 1,681,755	$ 1,135,466	$ 3,990,374	$ 3,045,173

Cost of sales	(1,287,590)	(981,218)	(3,099,278)	(2,098,713)

Gross profit	394,165	154,248	891,096	946,460

Operating expenses
General and adminstrative expenses	483,539	254,838	1,251,954	361,506
Stock based compensation	173,082	-	373,262	-
Selling expenses	51,220	99,704	121,717	158,624
Research and development	38,944	43,193	49,962	45,289
Total Operating Expenses	746,785	397,735	1,796,895	565,419

Operating income (loss)	(352,620)	(243,487)	(905,799)	381,041

Interest income (expenses)	(98,771)	3,628	(189,103)	10,703

Income (loss) before income taxes	(451,391)	(239,859)	(1,094,902)	391,744

Provision for income taxes	11,667	2,482	23,488	158,717

Net income (loss)	$ (463,058)	$ (242,341)	$ (1,118,390)	$ 233,027

Other Comprehensive Income
Foreign currency translation adjustment	$ (35,199)	$ 464,322	$ (6,270)	$ (106,278)

Comprehensive Income (loss)	$ (1,153,589)	$ 697,349	$ (469,328)	$ (348,619)

Basic and diluted income per common share
Basic	$ (0.02)	$ 0.01	$ (0.01)	$ (0.01)
Diluted	$ (0.02)	$ 0.01	$ (0.01)	$ (0.01)

Weighted-average common shares outstanding
Basic	44,555,131	44,555,131	44,555,131	44,555,131
Diluted	45,385,131	44,555,131	45,385,131	44,555,131

The accompanying notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,118,390)	$233,027
Adjustments to reconcile net income to net cash
Used in operating activities:
Issurance of options for service	373,262	-
Depreciation	598,367	223,503
Deferred tax assets	9,418	-

Changes in assets and liabilities:
Account receivable-trade	(287,821)	(540,239)
Inventory	213,263	(4,929,909)
Other sundry current assets	(18,581)	(207,399)
Tax receivable	488,047	-
Advance for purchases	(174,461)	(334,021)
Account payable-trade	(301,101)	102,239
Accounts payable - construction	(50,469)	-
Accrued expenses and other sundry currenty liabilities	(223,704)	429,509
Accrued interests	184,785	-
Net cash used in operating activities	(307,385)	(5,023,290)

Cash flows from investing activities:
Non-marketable investment	(43,904)	-
Purchase of property & equipments	(1,011,214)	(5,542,889)
Government subsidy to purchase of fixed assets	2,019,579
Acquisition of land use rights	(3,673,545)	-
Net cash used in investing activities	(2,709,084)	(5,542,889)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,956,358	-
Capital contribution	-	7,146,383
Advance from (payment to) shareholders	(3,202,661)	144,775
Advance from (payment to) related party	(361,671)	531,613
Net cash provided by (used in) financing activities	(1,607,974)	7,822,771

Effect of exchange rate changes on cash and cash equivalents	(6,284)	223,996

Net decrease in cash and cash equivalents	(4,630,727)	(2,519,412)

Cash and cash equivalents, beginning of period	4,874,044	2,621,139

Cash and cash equivalents, end of period	$243,318	$101,727
	-
Supplemental disclosures of cash flow information:

Interest paid	$5,163	$-
Income taxes paid	$9,862	$-

The accompanying notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 1. BASE OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

The Company’s functional currency in the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

NOTE 2. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

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

On August 4, 2008, ASE-Delaware, an inactive company, acquired 100% of the registered capital of Sichuan Apollo Solar Science & Technology Co., Ltd. (“Sichuan Apollo”), in a transaction accounted for as a reorganization.

Sichuan Apollo was formed in June, 2006 in the People’s Republic of China and develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells through its 100% owned subsidiary, Sichuan Xinlong Diye Tellurium Industry & Technique Co., Ltd ( “Diye”).

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

The company entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou (which rights are collectively referred to in this report as the Mining Business).  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Mining Business.

Stock-Based Compensation

The Company account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.
Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended June 30, 2009.

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

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted-average method.

Property, machinery and mining assets

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Mineral exploration costs are expensed according to the term of the license granted to the Company by the PRC.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production ("UOP") method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.  At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with Statment of Financial Accounting Standard ("SFAS")  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

No impairment loss was recorded for the six months ended June 30, 2009 and 2008 respectively.

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

Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair value of financial statements.

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

Segment reporting

 SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact that SFAS 167 may have on its financial statements.

NOTE 3. INVENTORY

The Company's inventory consists of the following:

		As of
	June 30, 2009		December 31, 2008

Raw Materials	$3,542,236		$4,351,326
Work-in-progress	1,366,974		1,080,390
Finished goods	2,394,403		2,064,761

Total	$7,303,613		$7,496,477

NOTE 4. DUE FROM RELATED PARTY

Amounts due from related party consist of amounts due from a related company partially owned by a majority shareholder of Apollo.  This loan is non-interest bearing and due on demand.

NOTE 5. NON-MARKETABLE INVESTMENT

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The total amount due was paid as of June 30, 2009. The Company accounted for this investment using the cost method of accounting.

NOTE 6.  SHORT-TERM LOAN

On January 1, 2009, the Company signed a loan contract with Chengdu Xihang Gang Construction & Investment Co., Ltd. (“Xihang Gang”), an unaffiliated company, for the amount of RMB 11,300,000 (equivalent to US $1,652,165  at the date of signing).  The term is from January 1, 2009 to August 31, 2009, with an interest rate of 5.31% per annum, and collateralized by certain plant equipment.

On February 2, 2009, the Company signed a loan agreement with Communication Bank of China, Sichuan Branch for RMB2,000,000 (equivalent to US$292,028  at the date of signing).  The term is from February 6, 2009 to February 5, 2010, bearing interest at 6.903% per annum, and collateralized by the buildings and land use right of Diye.

NOTE 7. DUE TO STOCKHOLDERS

Due to stockholders consist of non-interest bearing notes due on July 21, 2010.

 NOTE 8.  LONG-TERM DEBT

Long term debt consist of a note payable bearing interest at 6.57% per annum through May 31, 2009 and Bank of China’s rate for a three year loan thereafter. RMB10,000,000 (equivalent to $1,463,981) is due on July 16, 2010 and RMB20,000,000 (equivalent to $2,927,962) is due on June 5, 2010.

NOTE 9.  TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009 and 2008, to the Company’s effective tax rate is as follows:

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

As of June 30, 2009 and December 31, 2008, the Company had tax receivable of $5,574 and $494,387 respectively.

 NOTE 10. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2009 and December 31, 2008, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 11. SEGMENT OF BUSINESS

For the six months ended June 30, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$3,990,374	$-	$-	$3,990,374
Operating profit (loss)	(372,328)	178,444	(43,522)	(668,393)	(905,799)
Depreciation and amortization	240,849	344,079	13,439		598,367
Capital expenditures	2,413,269	149,540	102,372		2,665,180

NOTE 12. CONCENTRATIONS

Sales to one major customer were 87% of total sales for both six months and three months ended June 30, 2009.

As of June 30, 2009, two customers accounted for 42% and 26% of the total accounts receivable outstanding. As of December 31, 2008, two customers accounted for 54% and 36% of the total accounts receivable outstanding.

For the six months ended June 30, 2009, 21% of sales were made to customers in North America and 75% of sales were made to customers in Asia. For the three months ended March 31, 2009, 88.7% of sales were made to customers in North America and 11.3% of sales were made to customers in Asia.

NOTE 13. VULNERABILITY DUE TO OPERATIONS IN PRC

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,??“would,” and similar expressions.  Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q, in our Annual Report on Form 10-K filed on April 14, 2009 and in other documents we file from time to time with the Securities and Exchange Commission. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

Overview

We are a vertically integrated miner and refiner of tellurium (Te) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products is primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, People’s Republic of China, or the PRC. In addition we source tellurium from another mine in Shimian, Majiagou, PRC, through a series of variable interest entity agreements, or VIE Agreements, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the government of the PRC, which extends through January, 2013, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on Earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from these mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We source the rest of the tellurium from third-party suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou mines at a significant discount to prevailing market price.

Our operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. This newly built modern facility has the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Future expansion of this facility in vacant land leased to the Company will have a capacity to produce up to an additional 350 tons of high-purity photovoltaic cell materials.

We believe we are unique in that we are both a miner and refiner of our tellurium-based products with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through the Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we mine the raw material, and perform both refining functions, both directly and through our VIE arrangement, we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market.

Our Variable Interest Entity Agreements

As illustrated in the diagram below, we entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou (which rights are collectively referred to in this report as the Mining Business).  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Mining Business pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."

(1)  Agreements that provide us with effective control over Sichuan Xinju Mineral Resources Development Co. Ltd., or the VIE, include a purchase option agreement, a business operations agreement and an exclusive technical and consulting agreement.

The agreements between the VIE and our other affiliated entities or persons are summarized below:

•
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Mining Business at such time as the purchase becomes advisable, permissible and in our best interest.

•
Exclusive Sales Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Mining Business.

•
Business Operation Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which imposes certain restrictions and obligations on the VIE and certain of its shareholders to support the VIE arrangement, including refraining from competing with our business and modifying the business operations of the VIE without the prior consent of our wholly-owned subsidiary.

•
Exclusive Technical and Consulting Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which requires the VIE to provide certain technical and consulting services exclusively to our wholly-owned subsidiary in connection with the Mining Business.  Our wholly-owned subsidiary agrees to provide up to $6.0 million in investing funding to the VIE in connection with its operation of the Mining Business, on such terms as the parties shall agree from time to time.

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

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is the Renminbi, or RMB, the currency of the PRC. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, our consolidated balance sheets have been translated into U.S. dollars at the current exchange rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average exchange rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the statements of income and comprehensive income and as a separate component of statements of stockholders’ equity.

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  As of June 30, 2009, two customers accounted for 42% and 26%, respectively, of the total accounts receivable outstanding. For the six months ended June 30, 2009 and the year ended December 31, 2008, allowance for uncollectible amounts were approximately $15,000 and $15,000, respectively.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Sales	$1,681,755	$1,135,466	$3,990,374	$3,045,173

Cost of sales	(1,287,590)	(981,218)	(3,099,278)	(2,098,713)

Gross profit	394,165	154,248	891,096	946,460

Operating Expenses
General and adminstrative expenses	483,539	254,838	1,251,954	361,506
Stock based compensation	173,082	-	373,262	-
Selling expenses	51,220	99,704	121,717	158,624
Research and development	38,944	43,193	49,962	45,289
Total Operating Expenses	746,785	397,735	1,796,895	565,419

Operating income (loss)	(352,620)	(243,487)	(905,799)	381,041

Interest income (expenses)	(98,771)	3,628	(189,103)	10,703

Income (loss) before income taxes	(451,391)	(239,859)	(1,094,902)	391,744

Provision for income taxes	11,667	2,482	23,488	158,717

Net income (loss)	$(463,058)	$(242,341)	$(1,118,390)	$233,027

As a Percentage of Sales	100.00%	100.00%	100.00%	100.00%

Cost of sales	76.56%	86.42%	77.67%	68.92%

Gross profit	23.44%	13.58%	22.33%	31.08%

Operating Expenses:
General and adminstrative expenses	28.75%	22.44%	31.37%	11.87%
Stock based compensation	10.29%	0.00%	9.35%	0.00%
Selling expenses	3.05%	8.78%	3.05%	5.21%
Research and development	2.32%	3.80%	1.25%	1.49%
Total Operating Expenses	44.41%	35.03%	45.03%	18.57%

Operating income (loss)	-20.97%	-21.44%	-22.70%	12.51%

Interest income (expenses)	5.87%	-0.32%	4.74%	-0.35%

Income (loss) before income taxes	-26.84%	-21.12%	-27.44%	12.86%

Provision for income taxes	0.69%	0.22%	0.59%	5.21%

Net income (loss)	-27.53%	-21.34%	-28.03%	7.65%

				c

Three Months Ended June 30, 2009 and 2008

Sales

Sales for the three months ended June 30, 2009 was $1,681,755, compared to the sales of $1,135,466 in the same period in 2008. This increase of 48.1% was primarily attributable to our successful sales and marketing campaigns, improved product quality, and expansion of product categories. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world.  In 2008, First Solar became our largest customer, and remained our largest customer during the second quarter of 2009. However, our sales during the second quarter of 2009 were below our planned target due to the global financial crisis. A significant number of our customers requested prolonged credit extensions during the second fiscal quarter of 2009, and after careful evaluation, we decided not to extend such longer credit terms to any of our customers.  As such, our business volume was reduced.

Cost of sales

Cost of sales for the three months ended June 30, 2009 was $1,287,590, compared to the cost of sales of $981,218 for the three months ended June 30, 2008. This increase in the dollar amount equaled 31.2% and was consistent with the increase in sales for the three months ended June 30, 2009.

Gross profit

Gross profit for the three months ended June 30, 2009 was $394,165, compared to the gross profit of $154,248 for the three months ended June 30, 2008. This represented an increase of $239,917, or 155.3%, over the same period of 2008. The gross profit margin for the three months ended June 30, 2009 was 23.4%, compared to that of 13.6% in the same period of 2008. Two primary factors contributed to the increase in gross profit margin. First, the costs of our tellurium were reduced as our processing techniques improved. Second, we had ongoing orders from customers that allowed us to continually operate our production facilities without interruptions that cause inefficiencies.

Selling and marketing expenses

For the three months ended June 30, 2009, selling and marketing expenses were $51,220, compared to $99,704 for the same period ended June 30, 2008. This represents a decrease of 48.6%. During the three months ended June 30, 2008, we employed an in-house sales team of eight people targeting the Chinese and North American markets. Most of the sales and marketing expenses from that period were traveling, lodging and entertainment related. In contrast, we have not run any advertisement campaigns in 2009, but still maintain an in-house sales team of eight people. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. This outsourcing of services saved us a significant amount of marketing cost for the second quarter of 2009 when we target the North American market.

General and administrative expenses

We incurred general and administrative expenses of $483,593 for the three months ended June 30, 2009, when compared to that of $254,838 in the same period of 2008, representing an increase of 89.8%. The increase was primarily due to the growth in size and revenue of our Company, and the expenses we incurred as a public company. After our reverse merger in October 2008, we incurred significant amounts of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions and the reverse merger process. Depreciation expense for the three months ended June 30, 2009 was $123,053, compared to $127,404 for the same period in 2008.

Stock based Compensation expenses

    Stock based compensation expenses in the amount of $173,082 were incurred in the three months ended June 30, 2009. This expense did not exist in the same period of 2008. We granted a total of 830,000 stock options to our CFO and our four independent directors during the three months ended March 31, 2009. Stock based compensation expenses was a non-cash item.

Research and development expenses

For the three months ended June 30, 2009, we incurred R&D expenses of $38,944, compared to $43,193 for the three months ended June 30, 2008. This represents a decrease of 9.8% and was due to the decrease in our R&D headcount. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Provision for income tax

The provision of income taxes is computed at the statutory rate of 25% for both the three months ended June 30, 2009 and 2008. Provision for income tax for the three months ended June 30, 2009 was $11,667, compared to that of $2,482 for the same period in 2008. Our effective tax rate for the three months ended June 30, 2009 was -2% compared to that of 1% for the same period in 2008. The decrease in the effective tax rate was due to the loss incurred in the current period.

Net income/loss

For the three months ended June 30, 2009 we had a net loss of $463,058, compared to net loss of $242,341 for the three months ended June 30, 2008. The main reason for the increase in net loss in the three months ended June 30, 2009 was an increase in costs, primarily in administrative costs representing professional fees. Included in the net loss for the three months ended June 30, 2009 was non-cash stock based compensation of $173,082 and professional fees of $60,301.

Six Months Ended June 30, 2009 and 2008

Sales

Sales for the six months ended June 30, 2009 was $3,990,374, compared to the sales of $3,045,173 in the same period in 2008. This increase of 31.0% was primarily attributable to our successful sales and marketing campaigns, improved product quality, and expansion of product categories. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world. In 2008, First Solar became our largest customer, and remained our largest customer during the second quarter of 2009. However, our sale during the first six months of 2009 was below our planned target due to the global financial crisis. A significant number of our customers requested credit extensions during the first six months of 2009, and after careful evaluation, we decided not to extend long credit terms to any of our customers.  As such, our business volume was reduced.

Cost of sales

Cost of sales for the six months ended June 30, 2009 was $3,099,278, compared to the cost of sales of $2,098,713 for the period ended June 30, 2008. This increase in the dollar amount equaled 47.7% and was primarily due to the increase in revenue for the six months ended June 30, 2009.  Additionally, the costs of materials used in our products during the first quarter of 2009 were higher than those in the same period of 2008.

Gross profit

Gross profit for the six months ended June 30, 2009 was $891,096, compared to the gross profit of $946,460 for the same period ended June 30, 2008. This represented a decrease of $55,364, or 5.9%, over the same period of 2008. The gross profit margin for the six months ended June 30, 2009 was 22.3%, compared to that of 31.1% in the same period of 2008. Three primary factors contributed to the decrease in gross profit margin. First, we experienced an increase in the price of most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. The price of tellurium feedstock increased more than 100% in 2008 over the price in 2007, and remained at this higher level during the second quarter of 2009.  We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. The situation began to improve towards the end of the first quarter of 2009 and continued to improve into the second quarter of 2009 as we increase our internal tellurium production and decrease our purchase from third parties. Second, labor costs began to increase significantly in the PRC in 2008 and continuing through the second quarter of 2009, and thus increased our cost. Third, the product mix we sold in the first six months of 2009 changed as compared to the product mix we sold during the same period in 2008. Specifically, we sold fewer other high purity metals (which ordinarily command very high margins) in the first six months of 2009 due to the global financial crisis. Consequently, the reduction in sales in these types of products impacted our gross margin adversely.

Selling and marketing expenses

For the six months ended June 30, 2009, selling and marketing expenses were $121,717, compared to $158,624 for the same period ended June 30, 2008. This represents a decrease of 23.3%. During the six months ended June 30, 2008, we employed an in-house sales team of eight people targeting the Chinese and North American markets. Most of the sales and marketing expenses from that period were traveling, lodging and entertainment related. In contrast, we have not run any advertisement in 2009, but still maintain an in-house sales team of eight people. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. Sales and marketing costs for the North American market were therefore lower.

General and administrative expenses

We incurred general and administrative expenses of $1,251,954 for the six months ended June 30, 2009, when compared to that of $361,506 in the same period of 2008, representing an increase of 246.3%. The increase was primarily due to the growth in size and revenue of our Company, and the expenses we incurred as a public company. After our reverse merger in October 2008, we incurred significant amount of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions and the reverse merger process. Depreciation expense for the six months ended June 30, 2009 was $491,773, compared to $223,503 for the same period in 2008. In August 2008, our new factory was completed and depreciation began to be incurred. A total of $195,277 in professional fees was record for the first six months of 2009.

Stock based Compensation expenses

    Stock based compensation expenses in the amount of $373,262 were incurred in the six months ended June 30, 2009. This expense did not exist in the same period of 2008. We granted a total of 830,000 stock options to our CFO and  our four independent directors between December 2008 and March 2009. Stock based compensation expenses was a non-cash item.

Research and development expenses

For the six months ended June 30, 2009, we incurred R&D expenses of $49,962, compared to $45,289 for the six months ended June 30, 2008. This represents an increase of 10.3% and was due to the increase of R&D headcount. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Provision for income tax

The provision of income taxes is computed at the statutory rate of 25% for both the six months ended June 30, 2009 and 2008. Provision for income tax for the six months ended June 30, 2009 was $23,488, compared to that of $158,717 for the same period in 2008. Our effective tax rate for the six months ended June 30, 2009 was -2% compared to that of 40% for the same period in 2008. The decrease in the effective tax rate was due to the loss incurred in the current period.

Net income/loss

For the six months ended June 30, 2009 we had a net loss of $1,118,390, compared to net income of $233,027 for the six months ended June 30, 2008. The main reason for decrease in net income in the six months ended June 30, 2009 was a decrease in gross margin and an increase in costs, primarily in administrative costs representing professional fees. Included in the net loss for the six months ended June 30, 2009 was non-cash stock based compensation of $373,262 for the options granted to the CFO and the independent directors.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	Six Months Ended June 30,
	2009	2008

Net cash (used in) provided by operating activities	$(307,385)	$(5,023,290)
Net cash (used in) provided by investing activities	(2,709,084)	(5,542,889)
Net cash (used in) provided by financing activities	(1,607,974)	7,822,771
Effect of exchange rate changes on cash	(6,284)	223,996
Net increase (decrease) in cash	$(4,630,727)	$(2,519,412)
Cash at beginning of period	4,874,044	2,621,139
Cash at end of period	$243,318	$101,727

Net cash (used in) provided by operating activities.

Net cash used in operating activities for the six months ended June 30, 2009 was $307,385, compared to net cash used of $5,023,290 in the same period in 2008. Cash used in operating activities was accounted for by an increase in accounts receivable of $287,821, decrease in inventory $213,263, decrease in tax receivable of $488,047, an increase in the advance for purchases of $174,461, decrease in accounts payable of $301,101, decrease in accrued expenses of $223,704, and increase in accrued interest of $184,785.

For the six months ended June 30, 2008, cash used in operating activities was accounted for substantially by an increase of inventory of $4,929,909, an increase in accounts receivable 0f $540,239, an increase of other assets of $207,399, an increase of advance for purchases of $334,021, and an increase in the accrued expenses of $429,508.

Net cash (used in) investing activities.

Net cash used in investing activities for the six months ended June 30, 2009 and June 30, 2008 was $2,709,084 and $5,542,889, respectively, primarily consisting of the purchase of land use rights, our plant and equipment. In the first six months of 2009, we received $2,019,579 in government subsidies from the PRC in connection with our successful listing as a public company in the United States. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash (used in)/provided by financing activities.

Net cash used in financing activities for the six months ended June 30, 2009 was $1,607,974, constituting the repayment of shareholder loans of $3,202,661 and payments to related party of $361,671, and net of the proceeds from a short-term loan of $1,956,358.

Net cash provided by financing activities for the six months ended June 30, 2008 was $7,822,771, constituting capital contribution of $7,146,383 and loans from stockholders and a related party of $676,388.

We believe that although our existing cash balances and cash flows are low, sufficient cash flows will be available to meet our business objectives for the next 12 months.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiaries and variable interest entities, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 17.5% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates: 1:70591 for the six months ended June 30, 2008 and 1:6.8331 for the six months ended June 30, 2009. Our operating results in 2007 and 2008 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures we have been taking, as described in our Annual Report on Form 10-K filed on April 14, 2009, there were no changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Apollo Solar Energy, Inc.

Date: August 19, 2009                                                                                                           By:  /s/ Renyi Hou
                 Renyi Hou
                    Chief Executive Officer

Date: August 19, 2009                                                                                                           By:  /s/ Heung Sang Fong
          Heung Sang Fong
          Chief Financial Officer