Form 10-Q
period 2009-09-30
APOLLO SOLAR ENERGY, INC.
filed 2009-11-23
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 44,555,131 shares of common stock outstanding as of November 19, 2009.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash	$1,222,686	$4,874,044
Account receivable net of allowance for doubtful accounts	833,305	961,600
$29,822 and $14,657, respectively
Inventories	7,680,682	7,496,477
Value added taxes receivable	-	494,387
Purchase deposit	758,140	321,300
Due from related parties	1,957,390	2,313,198
Deferred tax assets	33,827	25,880
Other sundry current assets	129,190	83,001
Total current assets	12,615,220	16,569,887

Property, machinery and mining assets, net	22,837,311	19,549,909

Non-marketable investment	43,947	-

Total assets	$35,496,478	$36,119,796

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Short-term loan	4,413,367	-
Notes payable	4,394,748	-
Account payable - trade	319,780	876,221
- Construction vendors	2,469,522	2,546,890
Due to shareholders	5,777,180	9,032,382
Accrued expenses and other sundry current liabilities	1,034,963	959,186
Total current liabilities	18,409,560	13,414,679

Long-term debt	-	4,397,215

Shareholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding at September 30, 2009 and December 31, 2008
Common stock, $.001 par value, 100,000,000 shares authorized,	44,555	44,555
44,555,131 issued and outstanding at Septermber 30, 2009 and December 31, 2008
Additional paid-in capital	17,753,853	17,347,905
Accumulated deficit	(1,987,555)	(383,221)
Accumulated other comprehensive income	1,276,065	1,298,663
Total shareholders' equity	17,086,918	18,307,902

Total liabilities and shareholders' equity	$35,496,478	$36,119,796
The accompanying notes are integral part of the financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Sales	$ 2,289,669	$ 892,400	$ 6,280,044	$ 3,937,573

Cost of sales	1,624,416	716,163	4,723,694	2,814,875

Gross profit	665,253	176,237	1,556,350	1,122,698

Operating Expenses
General and adminstrative expenses	726,982	249,682	1,978,936	611,189
Stock based compensation	178,686	-	551,947	-
Selling expenses	28,491	65,526	150,208	224,150
Research and development	29,370	28,755	79,332	74,044
Total Operating Expenses	963,529	343,963	2,760,423	909,383

Operating Income (loss)	(298,276)	(167,726)	(1,204,073)	213,315

Interest Income (expenses)	(114,109)	(53,126)	(303,213)	(42,423)
Other income (expenses)	(51,189)	7,894	(51,189)	7,894

Income (loss) before income taxes	(463,574)	(212,958)	(1,558,475)	178,786

Provision for income taxes	22,371	1,500	45,859	160,217

Net Income (loss)	$ (485,945)	$ (214,458)	$ (1,604,334)	$ 18,569

Other Comprehensive Income (loss)
Foreign Currency Translation Adjustment	$ (16,328)	$ 724,322	$ (22,598)	$ 1,188,644

Comprehensive Income (loss)	$ (502,273)	$ 509,864	$ (1,626,932)	$ 1,207,213

Basic and Diluted Income per common share
Basic	$ (0.01)	$ (0.00)	$ (0.03)	$ 0.00
Diluted	$ (0.01)	$ (0.00)	$ (0.04)	$ 0.00

Weighted average common share outstanding
Basic	44,555,131	44,555,131	44,555,131	44,555,131
Diluted	45,385,131	44,555,131	45,376,047	44,555,131
The accompanying notes are integral part of the financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,604,334)	$18,569
Adjustments to reconcile net income to net cash
Used in operating activities:
Issurance of options for service	551,947	-
Depreciation	857,044	339,772
Deferred tax assets	(7,955)
Changes in assets and liabilities:
Account receivable-trade	127,644	(138,688)
Inventory	(158,789)	(4,369,298)
Other sundry current assets	(46,193)	11,988
Tax receivable	523,891	(389,322)
Advance for purchases	(506,535)	(682,644)
Account payable-trade	(555,459)	282,577
Accounts payable - construction	(75,875)	67,789
Accrued expenses and other sundry currenty liabilities	(189,752)	97,737
Accrued interests	281,796	214,793
Net cash used in operating activities	(802,570)	(4,546,727)

Cash flows from investing activities
Non-marketable investment	(43,909)	-
Purchase of property & equipments	(1,491,382)	(6,335,555)
Government subsidy to purchase of Fixed Assets	2,019,803	-
Acquisition of land use rights	(3,674,831)	-
Net cash used in investing activities	(3,190,319)	(6,335,555)

Cash flows from financing activities
Proceeds from short-term loans	4,419,432	-
Capital contribution	-	8,024,914
Advance from (payment to) shareholder	(3,258,745)	3,875,921
Payment to related party	(813,923)	(2,421,015)
Net cash provided by financing activities	346,764	9,479,820

Effect of exchange rate changes on cash	(5,233)	70,969

Net decrease in cash	(3,651,358)	(1,331,493)

Cash, beginning of year	4,874,044	2,619,176

Cash, end of period	$1,222,686	$1,287,683

Supplemental disclosures of cash flow information:
Interest paid	$303,835	$-
Income taxes paid	$35,321	$160,217
The accompanying notes are integral part of the financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2. BUSINESS DESCRIPTION

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

Sichuan Apollo was formed in June, 2006 in the People’s Republic of China and develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells through its 100% owned subsidiary, Sichuan Xinlong Diye Tellurium Industry & Technique Co., Ltd (“Diye”).

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $5,794,340 on September 30, 2009.  The Company sustained a loss of $1,604,334 and did not generated any cash from operations for the nine months ended September 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Reclassifications

Certain previously reported amounts have been reclassified to conform to classifications adopted in the period ended September 30, 2009.

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

No impairment loss was recorded for the nine months ended September 30, 2009 and 2008 respectively.

Deferred income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

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

Segment reporting

 The Company is using “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recently issued accounting pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

In September 2009, the FASB amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

NOTE 5. INVENTORY

The inventory consists of the following:

	As of
	September 30, 2009	December 31, 2008

Raw Materials	$3,716,846	$4,351,326
Work-in-progress	1,304,765	1,080,390
Finished goods	2,659,071	2,064,761

Total	$7,680,682	$7,496,477

NOTE 6. DUE FROM RELATED PARTY

Amounts due from a related party consist of amounts due from a related company partially owned by a majority shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 7. NON-MARKETABLE INVESTMENT

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The Company accounted for this investment using the cost method of accounting.

NOTE 8.  SHORT-TERM LOAN

The Company's short-term loans include the following:

	Balance at
	September 30,	December 31,
	2009	2008
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2010, with interest at	$1,655,362	$-
5.31% per annum, collateralized by certain plant equipment of Sichuan Apollo

b) Loan payable to Bank of Communication, Chengdu branch
due on February 5, 2010, with interest at	292,983	-
6.903% per annum, collateralized by the buildings and land use right of Diye

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on August 19, 2010, with interest at	732,511	-
5.85% per annum, collateralized by the the buildings of Sichuan Apollo

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2010, with interest at
5.85% per annum, collateralized by the the buildings of Sichuan Apollo	732,511

d) Loan payable to an unrelated party
due on September 22, 2010, with interest at
15% per annum	1,000,000	-

Total	$4,413,367	$-

NOTE 9.  NOTES PAYABLE

Notes payable consist of a note payable bearing interest at 6.57% per annum through May 31, 2009 and Bank of China’s rate for a three year loan thereafter. RMB10,000,000 (equivalent to $1,464,916) is due on July 16, 2010 and RMB20,000,000 (equivalent to $2,929,832) is due on June 5, 2010.

NOTE 10. DUE TO STOCKHOLDERS

Due to stockholders consist of the followings:

	As of
	September 30,2009	December 31, 2008
Due to Shareholders
Mar-09	$-	$3,800,000
Jul-09		2,912,558
Nov-09	-	1,465,738
On Demand		854,086
Jul-10	5,866,750	-
Due from shareholders
On Demand	(89,570)	-

Total	$5,777,180	$9,032,382

NOTE 11.  TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, the Company got the government approval on the High-Tech Enterprise Certificate which allows the Company to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009 and 2008, to the Company’s effective tax rate is as follows:

	September 30,
	2009	2008
U.S. statutory rate	35%	35%
Tax rate difference between China and U.S.	-20%	-10%
GAAP and Chinese tax law difference on amortization of intangibles	-2%	-22%
Loss not available for tax purposes	-16%	87%
Effective tax rate	-3%	90%

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

As of September 30, 2009 and December 31, 2008, the Company had tax payable of $30,244 and VAT tax receivable of $494,387, respectively.

NOTE 12. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of September 30, 2009 and December 31, 2008, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 13. SEGMENT OF BUSINESS

For the nine months ended September 30, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$6,280,044	$-	$-	$6,280,044
Operating profit (loss)	(166,280)	534,773	(592,952)	(979,614)	(1,204,073)
Depreciation and amortization	606,212	230,526	20,306		857,044
Capital expenditures	2,800,055	156,437	189,918		3,146,410

NOTE 14. CONCENTRATIONS

For the nine months ended September 30, 2009, one major customer accounted for approximately 82% of total sales.  At September 30, 2009, three customers accounted for 39%, 28% and 16% of the total accounts receivable outstanding, respectively.

For the nine months ended September 30, 2008, three major customers accounted for 20%, 18% and 13% of total sales, respectively. At September 30, 2008, three customers accounted for 40%, 30% and 23% of the total accounts receivable outstanding, respectively.

For the nine months ended September 30, 2009, 89% of sales were made to customers in North America and 11% of sales were made to customers in Asia.

NOTE 15. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 16. SUBSEQUENT EVENTS

On November 9, 2009, Sichuan Apollo, a wholly-owned foreign enterprise of the Company entered into a joint venture agreement (the “Bengbu Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”).  Under the terms of the Bengbu Agreement, Sichuan Apollo will contribute land, a manufacturing plant and other equipment with a net book value of approximately $3.8 million to the newly formed joint venture entity, and will also transfer a long-term loan under which Sichuan Apollo is the borrower of approximately $6.06 million (RMB 41.3 million) to the joint venture entity (the “Long-Term Loan”).  The Long-Term Loan will become due and payable in two separate installments:  (i) the first installment of approximately $4.6 million (RMB 31.3 million), comprised of two different loans, one of RMB 11.3 million which will be due on August 31, 2010 and accrues interest at a rate of 5.31% per annum and  the other of RMB 20 million that will be due on June 5, 2010 and will accrue interest at a rate of 5.4% per annum, will be repaid on June 5, 2010; and (ii) the final installment of approximately $1.46 million (RMB 10 million) that will be due on July 16, 2010 and will accrue interest at a rate of 5.4% per annum.  Bengbu will contribute approximately $11.31 million (RMB 77 million) in cash to the joint venture entity.  The Agency will contribute approximately $2.06 million (RMB 14 million) in cash to the joint venture entity.  Sichuan Apollo, Bengbu and the Agency will own 35%, 55% and 10% of the joint venture entity, respectively.  The joint venture entity is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.

On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement (the “Purchase Agreement”) with Bengbu pursuant to which the Company agreed to issue 9,000,000 shares of its common stock (“Common Stock”) for an aggregate purchase price of US$9,000,000. The Purchase Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place within 60 days following the signing date, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, the Company has committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.  The Company and Bengbu may terminate the Agreement prior to closing in certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions.  Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q, in our Annual Report on Form 10-K filed on April 14, 2009 and in other documents we file from time to time with the Securities and Exchange Commission. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

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

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  As of September 30, 2009, three customers accounted for 39%, 28% and 16%, respectively, of the total accounts receivable outstanding. For the nine months ended September 30, 2009 and the year ended December 31, 2008, allowance for uncollectible amounts were approximately $29,822 and $14,657, respectively.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Sales	$ 2,289,669	$ 892,400	$ 6,280,044	$ 3,937,573

Cost of sales	(1,624,416)	(716,163)	(4,723,694)	(2,814,875)

Gross profit	665,253	176,237	1,556,350	1,122,698

Operating Expenses
General and adminstrative expenses	726,982	249,682	1,978,936	611,189
Stock based compensation	178,686	-	551,947	-
Selling expenses	28,491	65,526	150,208	224,150
Research and development	29,370	28,755	79,332	74,044
Total Operating Expenses	963,529	343,962	2,760,423	909,382

Operating Income (loss)	(298,276)	(167,726)	(1,204,073)	213,316

Interest Income (expenses)	(114,109)	(53,126)	(303,213)	(42,423)
Other income (expenses)	(51,189)	7,894	(51,189)	7,894

Income (loss) before income taxes	(463,574)	(212,958)	(1,558,475)	178,786

Provision for income taxes	22,371	1,500	45,859	160,217

Net Income (loss)	$ (485,945)	$ (214,458)	$ (1,604,334)	$ 18,569

Percentages:

Sales	100%	100%	100%	100%

Cost of sales	71%	80%	75%	71%

Gross profit	29%	20%	25%	29%

Operating Expenses
General and adminstrative expenses	32%	28%	32%	16%
Stock based compensation	8%	0%	9%	0%
Selling expenses	1%	7%	2%	6%
Research and development	1%	3%	1%	2%
Total Operating Expenses	42%	38%	44%	24%

Operating Income (loss)	-13%	-18%	-19%	5%

Interest Income (expenses)	-5%	-6%	-5%	-1%
Other income (expenses)	-2%	1%	-1%	0%

Income (loss) before income taxes	-20%	-23%	-25%	4%

Provision for income taxes	1%	0%	1%	4%

Net Income (loss)	-21%	-24%	-26%	0%

Three Months Ended September 30, 2009 and 2008

Sales

Sales for the three months ended September 30, 2009 was $2,289,669, compared to the sales of $892,400 in the same period in 2008. This increase of 156.6% was primarily attributable to our successful sales and marketing campaigns, improved product quality, and increases of orders from major customers. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world. In 2008, First Solar became our largest customer, and remained our largest customer during the third quarter of 2009. However, our sales during the third quarter of 2009 were below our planned target due to the global financial crisis. A significant number of our customers did not place order as planned. As such, our business volume was reduced.

Cost of sales

Cost of sales for the three months ended September 30, 2009 was $1,624,416, compared to the cost of sales of $716,163 for the three months ended September 30, 2008. This increase in the dollar amount equaled 126.8% and was consistent with the increase in sales for the three months ended September 30, 2009.

Gross profit

Gross profit for the three months ended September 30, 2009 was $665,253, compared to the gross profit of $176,237 for the three months ended September 30, 2008. This represented an increase of $489,016, or 277.5%, over the same period of 2008. The gross profit margin for the three months ended September 30, 2009 was 29.1%, compared to that of 19.7% in the same period of 2008. Two primary factors contributed to the increase in gross profit margin. First, the costs of our tellurium were reduced as our processing techniques improved. Second, we had ongoing orders from customers that allowed us to continually operate our production facilities without interruptions that cause inefficiencies.

Selling and marketing expenses

For the three months ended September 30, 2009, selling and marketing expenses were $28,491, compared to $65,526 for the same period ended September 30, 2008. This represents a decrease of 56.5%. During the three months ended September 30, 2008, we employed an in-house sales team of eight people targeting the Chinese and North American markets. Most of the sales and marketing expenses from that period were traveling, lodging and entertainment related. In contrast, we have not run any advertisement campaigns in 2009, and instead have only maintained an in-house sales team of eight people. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. This outsourcing of services saved us a significant amount of marketing cost for the second quarter of 2009 when we target the North American market. The exclusive agreement was reduced to a non-exclusive general distributor agreement in September 2009, as guaranteed sales volume fell short.

General and administrative expenses

We incurred general and administrative expenses of $726,982 for the three months ended September 30, 2009, when compared to that of $249,682 in the same period of 2008, representing an increase of 191.2%. The increase was primarily due to the growth in size and revenue of our Company, and the expenses we incurred as a public company. After our reverse merger in October 2008, we incurred significant amounts of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions.

Stock based Compensation expenses

Stock based compensation expenses in the amount of $178,686 was incurred in the three months ended September 30, 2009; this expense did not exist in the same period of 2008. We granted certain stock options to our CFO and our four independent directors between December 2008 and March 2009. A total of 830,000 options were granted. Stock based compensation expenses was a non-cash item.

Research and development expenses

For the three months ended September 30, 2009, we incurred R&D expenses of $29,370, compared to $28,755 for the three months ended September 30, 2008. This represents an increase of 2.1%. In the second quarter of 2009 we reduced headcount of the R&D department but in the third quarter we re-filled the vacancy. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Net income/loss

For the three months ended September 30, 2009 we had a net loss of $485,945, compared to net loss of $169,528 for the three months ended September 30, 2008. The main reason for the increase in net loss in the three months ended September 30, 2009 was an increase in costs, primarily in administrative costs representing professional fees. Included in the net loss for the three months ended September 30, 2009 was non-cash stock based compensation of $178,686, which was a non-cash item.

Nine Months Ended September 30, 2009 and 2008

Sales

Sales for the nine months ended September 30, 2009 was $6,280,044, compared to the sales of $3,937,573 in the same period in 2008. This increase of 59.5% was primarily attributable to our successful sales and marketing campaigns, improved product quality, and stable orders from our larger customers. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world. In 2008, First Solar became our largest customer, and remained our largest customer during the third quarter of 2009. However, our sales during the first nine months of 2009 was below our planned target due to the global financial crisis. A significant number of our customers requested did not place order as planned. As such, our business volume was also reduced.

Cost of sales

Cost of sales for the nine months ended September 30, 2009 was $4,723,694, compared to the cost of sales of $2,814,875 for the period ended September 30, 2008. This increase in the dollar amount equaled 67.8% and was primarily due to the increase in revenue for the six months ended June 30, 2009.  Additionally, the costs of materials used in our products during the first quarter of 2009 were higher than those in the same period of 2008.

Gross profit

Gross profit for the nine months ended September 30, 2009 was $1,556,350, compared to the gross profit of $1,122,698 for the same period ended September 30, 2008. This represented an increase of $433,652, or 38.6%, over the same period of 2008. The gross profit margin for the nine months ended September 30, 2009 was 24.8%, compared to that of 28.5% in the same period of 2008. Three primary factors contributed to the decrease in gross profit margin. First, we experienced an increase in the price of most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. The price of tellurium feedstock increased more than 100% in 2008 over the price in 2007, and remained at this higher level for the first half of the year, before coming back down in the third quarter of 2009. We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. The situation began to improve towards the end of the first quarter of 2009 and continued to improve into the second and third quarters of 2009 as we increase our internal tellurium production and decrease our purchase from third parties. Second, labor costs began to increase significantly in the PRC in 2008 and continuing through the second quarter of 2009, and thus increased our cost. Labor cost began to stabilize in the third quarter of 2009. Third, the product mix we sold in the first nine months of 2009 changed as compared to the product mix we sold during the same period in 2008. Specifically, we sold fewer other high purity metals (which ordinarily command very high margins) in the first nine months of 2009 due to the global financial crisis. Consequently, the reduction in sales in these types of products impacted our gross margin adversely.

Selling and marketing expenses

For the nine months ended September 30, 2009, selling and marketing expenses were $150,208, compared to $224,150 for the same period ended September 30, 2008. This represents a decrease of 33.0%. During the nine months ended September 30, 2008, we employed an in-house sales team of eight people targeting the Chinese and North American markets. Most of the sales and marketing expenses from that period were traveling, lodging and entertainment related. In contrast, we have not run any advertisement campaigns in 2009, but still maintain an in-house sales team of eight people. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. Sales and marketing costs for the North American market were therefore lower. The exclusive agreement was modified to a non-exclusive general distributor agreement in September 2009, as guaranteed sales volume fell short.

General and administrative expenses

We incurred general and administrative expenses of $1,978,936 for the nine months ended September 30, 2009, when compared to that of $611,189 in the same period of 2008, representing an increase of 233.8%. The increase was primarily due to the growth in size and revenue of our Company, and the expenses we incurred as a public company. After our reverse merger in October 2008, we incurred significant amount of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions and the reverse merger process. In August 2008, our new factory was completed and significant depreciation began to be incurred.

Stock based Compensation expenses

Stock based compensation expenses in the amount of $551,947 was incurred in the nine months ended September 30, 2009; this expense did not exist in the same period of 2008. We granted certain stock options to our CFO and our four independent directors between December 2008 and March 2009. A total of 830,000 options were granted. Stock based compensation expenses was a non-cash item.

Research and development expenses

For the nine months ended September 30, 2009, we incurred R&D expenses of $79,332, compared to $74,044 for the nine months ended September 30, 2008. This represents an increase of 7.1% and was due to the increase in the number of the Company's research projects. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Net income/loss

For the nine months ended September 30, 2009 we had a net loss of $1,604,334, compared to net income of $18,569 for the nine months ended September 30, 2008. The main reason for decrease in net income in the nine months ended September 30, 2009 was a decrease in gross margin and an increase in the costs, primarily in administrative costs representing professional fees. Included in the net loss for the nine months ended September 30, 2009 was non-cash stock based compensation of $551,947 for the options granted to the CFO and the independent directors.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	Nine Months Ended September 30,
	2009	2008

Net cash (used in) provided by operating activities	$(802,570)	$(4,546,727)
Net cash (used in) provided by investing activities	(3,190,319)	(6,335,555)
Net cash (used in) provided by financing activities	346,764	9,479,820
Effect of exchange rate changes on cash	(5,233)	70,969
Net increase (decrease) in cash	$(3,651,358)	$(1,331,493)
Cash at beginning of period	4,874,044	2,619,176
Cash at end of period	$1,222,686	$1,287,683

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended September 30, 2009 was $802,570, compared to net cash used of $4,546,727 in the same period in 2008. Cash used in operating activities was accounted for by a decrease in accounts receivable of $127,644, an increase in inventory of $158,789, a decrease in tax receivable of $523,891, an increase in the advance for purchases of $506,535, a decrease in accounts payable of $555,459, a decrease in accrued expenses of $189,752, and an increase in accrued interest of $281,795.

For the nine months ended September 30, 2008, cash used in operating activities was accounted for substantially by an increase of inventory of $4,369,298, an increase in accounts receivable of $138,688, an increase of tax receivable of $389,322, an increase of advance for purchases of $682,644, and an increase in accounts payable of $282,577, and the increase of the accrued interest of $214,793.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended September 30, 2009 and September 30, 2008 was $3,190,319 and $6,335,555, respectively, primarily consisting of the purchase of land use rights, our plant and equipment. In the first nine months of 2009, we received $2,019,803 in government subsidies from the PRC local government. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $346,764, constituting the repayment of shareholder loans of $3,258,745 and payments to related party of $813,923, and net of the proceeds from a short-term loan of $4,419,432.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $9,479,820, constituting capital contribution of $8,024,914 and loans from stockholders and a related party of $1,454,906.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiaries and variable interest entities, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 17.5% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates: 1:6.9842 for the nine months ended September 30, 2008 and 1:6.8323 for the nine months ended September 30, 2009. Our operating results in 2008 and 2009 have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

Subsequent Events

On November 9, 2009, Sichuan Apollo, a wholly-owned foreign enterprise of the Company entered into a joint venture agreement (the “Bengbu Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”).  Under the terms of the Bengbu Agreement, Sichuan Apollo will contribute land, a manufacturing plant and other equipment with a net book value of approximately $3.8 million to the newly formed joint venture entity, and will also transfer a long-term loan under which Sichuan Apollo is the borrower of approximately $6.06 million (RMB 41.3 million) to the joint venture entity (the “Long-Term Loan”).  The Long-Term Loan will become due and payable in two separate installments:  (i) the first installment of approximately $4.6 million (RMB 31.3 million), comprised of two different loans, one of RMB 11.3 million which will be due on August 31, 2010 and accrues interest at a rate of 5.31% per annum and  the other of RMB 20 million that will be due on June 5, 2010 and will accrue interest at a rate of 5.4% per annum, will be repaid on June 5, 2010; and (ii) the final installment of approximately $1.46 million (RMB 10 million) that will be due on July 16, 2010 and will accrue interest at a rate of 5.4% per annum.  Bengbu will contribute approximately $11.31 million (RMB 77 million) in cash to the joint venture entity.  The Agency will contribute approximately $2.06 million (RMB 14 million) in cash to the joint venture entity.  Sichuan Apollo, Bengbu and the Agency will own 35%, 55% and 10% of the joint venture entity, respectively.  The joint venture entity is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.

On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement (the “Purchase Agreement”) with Bengbu pursuant to which the Company agreed to issue 9,000,000 shares of its common stock (“Common Stock”) for an aggregate purchase price of US$9,000,000.  The Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place within 60 days following the signing date, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, the Company has committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.  The Company and Bengbu may terminate the Agreement prior to closing in certain circumstances.

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

In October 2009, the Company engaged KPMG Peat Marwick as a consultant to help the Company identify weaknesses in our internal control systems and propose systematic approaches to repair the weakness and deficiencies.

Changes in Internal Control over Financial Reporting

Other than the remediation measures we have been taking, as described in our Annual Report on Form 10-K filed on April 14, 2009, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

None.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement (the “Purchase Agreement”) with Bengbu pursuant to which the Company agreed to issue 9,000,000 shares of its common stock (“Common Stock”) for an aggregate purchase price of US$9,000,000.  The Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place within 60 days following the signing date, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, the Company has committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.  The Company and Bengbu may terminate the Agreement prior to closing in certain circumstances.

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

Apollo Solar Energy, Inc.

Date: November 23, 2009                                                                                                           By:  /s/ Renyi Hou
                 Renyi Hou
                    Chief Executive Officer

Date: November 23, 2009                                                                                                           By:  /s/ Heung Sang Fong
          Heung Sang Fong
          Chief Financial Officer