Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2010-03-31
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to              .

Commission File Number: 0-12122

Apollo Solar Energy, Inc.
 (Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-0601802 (I.R.S. Employer Identification No.)

No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu People’s Republic of China, 610207
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:
+86 755 2580 1888

Securities Registered Pursuant to Section 12(b) of the Act:  Common Stock, $0.001 par value

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $144,201,466.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, was 44,555,131 at March 30, 2010.

EXPLANATORY NOTE

This Amendment to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, is being filed in order to submit certain previously omitted information required to be included in Part III thereof in accordance with General Instruction G(3) to Form 10-K.

                Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text of Items 10, 11, 12 and 14 of Part III thereof in their entirety and substituting the following.

APOLLO SOLAR ENERGY, INC.

FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

	PART III	Page

ITEM 10.	Directors, Executive Officers and Corporate Governance	1
ITEM 11.	Executive Compensation	4
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
ITEM 14.	Principal Accounting Fees and Services	7

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	8
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The following sets forth our current directors and information concerning their age and background as of March 30, 2010:

Name	Age	Position with the Company	Director Since
Renyi Hou	53	Chairman and Chief Executive Officer	2008
Jingong Pan	45	Director	2010
Hongwei Ke	49	Director	2008
Kang Sun	54	Director	2008
Zhimin Cao	52	Director	2008
Elliot Maza	53	Director	2009
James M. Lee	63	Director	2009
Heung Sang Fong(1)	50	Former Chief Financial Officer and Former Director	2009

(1) Mr. Fong’s employment with the Company, and service on the Company’s board of directors, terminated on March 17, 2010.

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Renyi Hou has been our President, Chief Executive Officer, and Chairman of the Board since October, 2008.  From June, 2006 to the present date, Mr. Hou served as Chairman and Chief Executive Officer of our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd.   In 1986, Mr. Hou created the first privately-run iron enterprise in Chengdu, Sichuan. He then entered the mineral and natural resources business in 1998 by establishing the Sichuan Mineral Resources Development Co. Ltd, of which he was Chairman and General Manager.  Mr. Hou received a medical degree from the Chengdu University of Traditional Chinese Medicine, and a Masters of Business from Chengdu Southwest Jiaotong University.

Hongwei Ke has been a director since October, 2008, and has served as the Managing Director of our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd. since 2006.  From 1999 through 2006, he served as Chairman of Beijing Joinkey Electronics Technology Development Co. Ltd. and as the Chairman and Chief Engineer of Beijing Jiegao Software Co. Ltd. From 1982 to 1999, he held positions with the Bohai Oil Company, Research Institute, Engineer and China National Offshore Oil Corp. (CNOOC) where he was a Senior Engineer and the Deputy Director of the Communication and Computer Center.   Mr. Ke holds a bachelor’s degree in Oil Field Chemistry from Southwest Petroleum University, Department of Petroleum Engineering.

Kang Sun has been a director since October 2008.  From September 2007 to July 2008, Dr. Sun served as the president and chief operating officer of JA Solar Holdings Co., Ltd., and as their director from January 2007 to July 2008.  Dr. Sun has also served as a director and partner at Index Capital Group, an investment company in the U.S., since 2002.  From 2005 through 2007 Dr. Sun served as a managing director of new business development and chief strategy officer of new business and new product group at Applied Materials Inc., the world's largest manufacturer of semiconductor capital equipment. From 2002 to 2005, Dr. Sun served as vice president of business development of Microfabrica Inc., a U.S. manufacturer of micro devices.  Dr. Sun holds a Ph. D. in Material Science from Brown University, a Master's degree in Chemistry from the University of Georgia and a Bachelor's degree in Chemistry from Nanjing University, China.

Zhimin Cao has been a director since 2008.  From 2000 through the present date, Dr. Cao has been a professor at the College of Marine Geosciences, Ocean University of China. Dr. Cao’s research is focused on Economic Geology, Geochemistry, Marine Geology, Submarine Resources Exploring Sensor Technology.  From May 2000 to July 2000, Dr. Cao served as a visiting scientist at Colorado State University. Dr. Cao earned his Ph. D. , Master’s and Bachelor’s degree from Chengdu University of Technology, China University of Geosciences and Wuhan University of Geosciences (predecessor of China University of Geosciences), respectively.

   Elliot M. Maza has been a director since 2009.   From 2006 through the present date, Mr. Maza has served as Chief Financial Officer of Intellect Neurosciences, Inc., a development stage biopharmaceutical company. From 2003 to 2006, Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a company specializing in oral drug delivery. From March 1999 to December 2003 Mr. Maza was a partner at Ernst and Young LLP and a Vice President at Goldman Sachs, Inc. and JP Morgan Securities, Inc. From 2004 to 2008, Mr. Maza served on the board of Tapestry Pharmaceuticals, Inc., a listed development stage company focused on developing proprietary therapies for the treatment of cancer. From 1985 to April 1989, Mr. Maza practiced law at Sullivan and Cromwell LLP in New York. Mr. Maza received a B.A. in accounting from Touro College and a J.D. from the University of Pennsylvania Law School. Mr. Maza is a licensed CPA in the State of New Jersey and the State of New York.

James M. Lee has been a director since 2009.  From 1988 through 2008 Mr. Lee served in a number of different roles with Intel Corporation, including General Manager of Intel's manufacturing subsidiary in Shanghai and Lab Director of Intel's California Technology.  During his tenure at Intel, Mr. Lee successfully led a professional team developing leading edge DRAMs and the world's first commercial flash memories. Mr. Lee a Bachelor’s degree in Electronic Engineering from University of Illinois and a Master’s Degree in Electronic Engineering from Syracuse University.

Dr. Jingong Pan, has been a director and Vice President of the Company since March 17, 2010.  Dr. Pan is currently an Adjunct Professor at the New Jersey Institute of Technology.  From 2000 to 2002, Dr. Pan served as a General Manager of Flaming Sun (USA) Corp., and from 1997 to 2000, he served as Vice President of the Bank of China Group.  Dr. Pan received a Bachelor of Science degree from the Harbin Institute of Technology, Masters degrees from the Harbin Institute of Technology and the New Jersey Institute of Technology, and a Ph.D. from the New Jersey Institute of Technology.

Heung Sang Fong was our Chief Financial Officer and a member of the Board from February 1, 2009 until his resignation on March 17, 2010.  From November, 2006 through January 2009, Mr. Fong served as Executive Vice President of Corporate Development of FUQI International, Inc. (Nasdaq: FUQI ), a leading designer of high quality precious metal jewelry in China, where he helped guide the company through a successful IPO. From January 2004 to November 2006, Mr. Fong served as a Managing Partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. He also served as the Chief Executive Officer of Holley Communications, a Chinese company engaged in CDMA chip and cell phone design from December 2002  to  December 2004. A U.S. certified public accountant (CPA), Mr. Fong had held various positions with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. He received a Diploma in History from the Hong Kong Baptist College in 1982, an MBA from the University of Nevada at Reno in 1989, and a Masters in Accounting from the University of Illinois at Urbana Champaign in 1993.

Director Independence

The board of directors has determined that Kang Sun, Zhimin Cao, Elliot Maza and James Lee are each an independent director as defined by the applicable rules of the Securities and Exchange Commission, or the SEC.

Board Committees

Our board of directors has established the following committees:  the Audit Committee, the Compensation Committee, and the Nomination and Corporate Governance Committee, each of which operates under a written charter adopted by the board of directors.  Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  The committees report on their activities and actions to the board of directors.

Audit Committee

The current members of our Audit Committee are Messrs. Cao, Lee and Maza (Chairman).  Our board of directors has determined that each member of the Audit Committee meets the independence criteria set forth in the SEC rules for audit committee membership.  The board of directors has also determined that at least one member of the audit committee, Mr. Maza qualifies as an “audit committee financial expert” as defined by the SEC.

Executive Officers

The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position with the Company	Officer Since

Renyi Hou	53	Chairman and Chief Executive Officer	2008
Xuefeng Li	37	Interim Chief Financial Officer	2010

Heung Sang Fong (1)	50	Former Chief Financial Officer and Former Director	2009

Hongwei Ke	49	Managing Director, Sichuan Apollo Solar Science & Technology Co., Ltd. (a wholly-owned subsidiary of the Company)	2008

Yong Ling (2)	52	Former Chief Financial Officer	2008

Huakang Zhou	57	Corporate Secretary	2010

(1)         Mr. Fong’s employment with the Company terminated on March 17, 2010.
(2)         Mr. Ling’s employment with the Company terminated on February 1, 2009.

Renyi Hou’s biographical summary is included under “—Directors” above.

Heung Sang Fong’s biographical summary is included under “—Directors” above.

Hongwei Ke’s biographical summary is included under “—Directors” above.

Yong Ling served as our Chief Financial Officer from 2 January, 2008 through February 1, 2009.  From 2003 through 2008, Mr. Ling served as Chief Economist for Sichuan Xinju Mineral Resources Development Co. Ltd., our wholly-owned subsidiary.  From 1976 to 2003, he held positions with the Construction Bank of China along with investment companies in the Sichuan province. Mr. Ling holds a Bachelor’s degree in finance from Southwest University of Finance and Economics.

Xuefeng Li currently serves as our interim Chief Financial.  Ms. Li has served as the Chief Financial Officer of the Company’s wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd., since 2009.  From 1998 through 2008, Ms. Li served as an Accounting Manager for Sichuan Xinju Mine Co., Ltd.  Ms. Li received a Bachelor’s degree in business management, and is a Certified Public Accountant.

Haukang Zhou currently serves as our Corporate Secretary.  Dr. Zhou has served as the President of Warner Technology & Investment Corp. since 1993.  From 1994 until 2001, Dr. Zhou worked as a software consultant for Schering-Plough, Inc.  Dr. Zhou received a Bachelor’s degree and a Master’s degree from the Beijing Science and Technology University, and a Ph.D. from the Polytechnic University of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, none of Mr. Hou, Mr. Fong, Mr. Ke, Mr. Sun, Mr. Cao, Mr. Maza, Mr. Lee or Mr. Ling have filed such reports.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing such similar functions.  A copy of our code of ethics is attached as an exhibit to our annual report on Form 10-K for fiscal year 2008 filed on April 15, 2009.  If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver via any means required by applicable law.

ITEM 11.  Executive Compensation

The following table sets forth summary information concerning compensation of our principal executive officer and principal financial officer and each of our next three most highly compensated executive officers during fiscal 2007 and 2008.  We refer to these persons as our named executive officers.  There was no officer of the Company, or Sichuan Apollo Solar Science & Technology Co., Ltd., our wholly-owned subsidiary, whose total compensation during fiscal 2007 or 2008 exceeded $100,000.

Named and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Renyi Hou, Chief Executive Officer(1)	2008	22,489	—	—	—	22,489
	2007	21,353	—	—	—	21,353
Yong Ling, Chief Financial Officer(2)	2008	18,097	—	—	—	18,097
	2007	14,250	—		—	14,250
Hongwei Ke, Managing Director, Sichuan Apollo Solar Science & Technology Co., Ltd. (a wholly-owned subsidiary of the Company)	2008	14,250	—	—	—	14,250
	2007	14,250	—	—	—	14,250
(1)  Mr. Hou served as the Chief Executive Officer of Sichuan Apollo Solar Science & Technology Co., Ltd., our wholly-owned subsidiary, prior to becoming the Chief Executive Officer of the Company.
(2) Mr. Ling’s employment with the Company terminated on February 1, 2009.  Mr. Ling served as Chief Financial Officer of Sichuan Apollo Solar Science & Technology Co., Ltd., our wholly-owned subsidiary, prior to becoming the Chief Financial Officer of the Company.

Employment Agreements with Named Executive Officers

                On June 20, 2006, we entered into an employment agreement with Renyi Hou, our Chairman and Chief Executive Officer. Pursuant to the terms of this employment agreement, Mr. Hou will receive an annual base salary equal to RMB 95,760, and may also be entitled to receive a discretionary bonus of RMB 49,440 upon receipt of a satisfactory annual evaluation performed by the board of directors.  Mr. Hou may also be entitled to receive an additional bonus at the discretion of our board of directors.  This employment agreement will terminate on June 19, 2011.

On June 20, 2006, we entered into an employment agreement with Hongwei Ke, our Managing Director.  Pursuant to the terms of this employment agreement, Mr. Ke will receive an annual base salary equal to RMB 63,900, and may also be entitled to receive a discretionary bonus of RMB 33,000 upon receipt of a satisfactory annual evaluation performed by the board of directors.   Mr. Ke may also be entitled to receive an additional bonus at the discretion of our board of directors.  This employment agreement will terminate on June 19, 2011.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had outstanding equity awards during fiscal 2007 or 2008.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors comprised of annual retainers and fees for each meeting attended based on the following schedule:

	Fiscal 2008	Fiscal 2009
Meeting Attendance – In-Person	$—	$500
Retainer Fees	—
All directors	—	17,000
Audit Committee Chairman	—	10,000
Audit Committee Member (other than Chairman)	—	1,500
Compensation Committee Chairman	—	2,000
Compensation Committee (other than Chairman)	—	1,500
Nomination and Governance Committee Chairman	—	2,000
Nomination and Governance Committee (other than Chairman)	—	1,500

In addition to the amounts set forth in the table above, each non-employee director received a stock option grant exercisable for 20,000 shares of the Company’s common stock, which grants vest over a one-year period in four equal quarterly instalments beginning on the date of grant.  Additional annual stock option grants may be made to each non-employee director, in the sole discretion of the board of directors.

Fiscal 2008 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhimin Cao	—	—	—	—
Kang Sun	—	—	—	—

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We did not maintain an equity compensation plan during fiscal year 2008.

Security Ownership and Certain Beneficial Owners and Managers

The following table sets forth as of March __, 2010, certain information with respect to the beneficial ownership of our common stock by (i) any person or group which beneficially owns more than 5% of such common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  In determining beneficial ownership of the Common Stock, the number of shares shown includes all shares of common stock underlying options or warrants exercisable by such person within 60 days of March 30, 2010. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Name and Address	Number of Shares	Percentage
of Beneficial Owner (1)	Beneficially Owned	of Class

Renyi Hou (2)	13,260,000	29.76%
Yong Ling	1,920,000	4.31%
Hongwei Ke	890,000	2.00%
Xuefeng Li	1,451,586	3.25%
Kang Sun (3)	20,000	*
Zhimin Cao (4)	20,000	*
James Lee (5)	20,000	*
Elliot Maza (6)	20,000	*
New Greatwall Limited	6,595,800	19.30%
All executive officers and directors as a group (7 persons)	17,601,586	39.32%

 * Less than 1%

(1) Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu, People’s Republic of China, 610207.

(2)  Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu.

 (3)  Represents share of our common stock issuable upon exercise of options held by Mr. Sun that may be exercised within 60 days of March 30, 2010.

(4) Represents share of our common stock issuable upon exercise of options held by Mr. Cao that may be exercised within 60 days of March 30, 2010.

(5)  Represents share of our common stock issuable upon exercise of options held by Mr. Lee that may be exercised within 60 days of March 30, 2010.

(6)  Represents share of our common stock issuable upon exercise of options held by Mr. Maza that may be exercised within 60 days of March 30, 2010.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007, by Partiz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2008	2007
Audit Fees (1)	$65,000	$60,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0

Total	$65,000	$60,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Partiz & Company, P.A. in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairman of the audit committee is also authorized, pursuant to delegated authority, to pre-approve additional services and such approvals are communicated to the full audit committee at its next meeting.

     The audit committee has considered the role of Partiz & Company, P.A. in providing tax services to us and has concluded that such services are compatible with Partiz & Company, P.A. independence as our auditors.

     For the fiscal years ended December 31, 2008, and 2007, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Filed
Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

10.1 *Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Renyi Hou, dated June 20, 2006	X
10.2 *Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Hongwei Ke, dated June 20, 2006	X
31.1     Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , dated March 30, 2010

X
31.2     Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2010

X
32.1 Certification of Principal Executive Officer and Principal Financial Officer prusuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 q the Sarbanes- Oxley Act of 2002
______________________
* Denotes a compensatory plan, contract or arrangement, in which the registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

Apollo Solar Energy, Inc.

By:	/s/Renyi Hou
Renyi Hou
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Renyi Hou and Xuefeng Li as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Renyi Hou Renyi Hou	Chief Executive Officer and President (Principal Executive Officer)	March 30, 2010

/s/Xuefeng Li Xuefeng Li	Interim Chief Financial Officer	March 30, 2010

/s/Hongwei Ke Hongwei Ke	Director	March 30, 2010

/s/Kang Sun Kang Sun	Director	March 30, 2010

/s/Zhimin Cao Zhimin Cao	Director	March 30, 2010

/s/ Elliot Maza Elliot Maza	Director	March 30, 2010

/s/James Lee James Lee	Director	March 30, 2010

/s/Jingong Pan Jingong Pan	Director	March 30, 2010