Form 10-K
APOLLO SOLAR ENERGY, INC.
filed 2010-03-31
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2009

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
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:  +86 (755) 2580-1888

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTCBB

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Large accelerated filer                                                    ☐                                                      Accelerated filer☒
Non-accelerated filer                                                      ☐                                                      Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $144,201,466 based on the closing price of the registrant’s common stock on the Over-the-Counter Bulletin Board, or the OTCBB, of $5.35 per share.

There were 44,555,131 shares of common stock outstanding as of March 30, 2010.

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

For the Fiscal Year Ended December 31, 2009

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our Company’s business. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	Vulnerability of our Company’s business to general economic downturns;

●	Fluctuation and unpredictability of costs related to the precious metals and other commodities used to make our products;

●	Changes in the laws of the People’s Republic of China, or the PRC, that affect our operations;

●	Competition from our competitors;

●	Any recurrence of earthquakes in the areas where we operate;

●	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

●	Development of a public trading market for our securities;

●	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

●	Fluctuation of the foreign currency exchange rate between U.S. Dollars and Renminbi, or RMB, the lawful currency of China; and

●
The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under Item 1A, “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

PART I

ITEM 1.  BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, PRC. In addition we source tellurium from another mine in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to the Majiagou mine, or the VIE Arrangement, in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from the Dashuigou and Majiagou mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the remaining 30% to 40% of our tellurium needs from third-party suppliers with whom we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou mines at a significant discount to prevailing market price.

Our refining operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. We expect this facility to eventually have the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Future expansion of this facility in vacant land leased to the Company will have a capacity to produce up to an additional 350 tons of high-purity photovoltaic cell materials.

We believe we are unique in that we expect to both mine and refine our tellurium-based products, with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through our Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we will mine the raw material, and perform both refining functions, directly and through our VIE Arrangement, we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

Thin film technologies, because of their relatively low usage of raw materials when compared with traditional silicon-based photovoltaic technologies, offer a potential cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain an ever increasing foothold in the market.

Our Variable Interest Entity Agreements

As illustrated in the diagram below, we entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou, which rights we collectively referred to as the Mining Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Mining Business pursuant to FASB ASC 810-10, “Consolidation.”

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

Renewable Energy Industry

The demand for electricity is steadily increasing as the worldwide economy continues to grow. Global electric power generation is expected to reach 25,000 terawatt hours, or TWh, annually by 2020, according to the Energy Information Administration, or the EIA, of the United States government, up from 17,000 TWh in 2005. According to a study by the European Commission, the market volume is expected to increase to approximately $53 billion by the end of 2010.

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

The challenges facing fossil fuels are creating a growth opportunity for renewable energy. Renewable energy sources for electric power generation include hydroelectric, biomass, geothermal, wind and solar. Among renewable sources of electricity, we believe solar energy has the most potential to meet the world’s growing electricity needs. According to the U.S. Department of Energy, the sun is the only source of renewable energy that has a large enough resource base to meet a significant portion of the world’s electricity needs. A study commissioned in 2002 by the U.S. Department of Energy estimated that, on average, 120,000 trillion Watts, or TW, of solar energy strike the Earth per year, far exceeding the global electricity consumption rate of 14.3TW.  At a typical latitude for the United States, a net 10% efficient solar energy “farm” covering 1.6% of the U.S. land area could theoretically meet the country’s entire domestic electricity needs.

 Photovoltaic Systems

Solar electricity is generated using either photovoltaic or solar thermal technology to extract energy from the sun. Photovoltaic, or PV, electricity generating systems directly convert the sun’s energy into electricity, whereas solar thermal systems heat water or other fluids that are then used as sources of energy. PV systems are either grid-connected systems or off-grid systems. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user’s electrical system and/or the grid. Such systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and range in size from 2-3 kilowatts to multiple MWs. Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.  PV systems are currently the most widely used method of transforming sunlight into electricity.

In an overview of PV market potential, ECN Solar Energy reported in 2008 that the PV sector has grown at a rate of 25% per annum over the preceding two decades and at a rate of 45% per annum over the preceding five years. According to Photon Consulting, a global solar energy research firm, the PV market is expected to grow at approximately this rate for the next several years.  The current installed worldwide PV-power generation capacity (that is, the number of installed modules multiplied by their average power rating), is still relatively marginal, representing slightly more than 8 gigawatts in 2006. Although this corresponds to only 0.06% of global electricity consumption, a 2007 report by Photon Consulting suggests that mass substitution by PV modules has begun. In particular, the report predicts that by 2011, PV will represent 10% to 15% of the annual additions of electricity generating capacity and that in selected countries the annual solar capacity additions will exceed those of coal and nuclear energy.

Thin Film Photovoltaic Technologies

Approximately 80% of PV-generated electricity is currently produced using traditional crystalline silicon. This technology requires a significant amount of high-purity silicon. The increase in PV production has resulted in a shortage of this type of silicon, adversely affecting PV growth and costs. Recently, because of over-capacity in silicon wafer, cost of traditional PV has come down significantly. However, thin-film technologies based on either amorphous silicon or Cadmium telluride (CdTe) are rapidly being phased into production because of their potential for further lowering the cost of PV modules. This is largely due to the fact that thin-film-based modules, as their name implies, consume much smaller amounts of the foregoing starting materials, typically only 1% compared to crystalline silicon, and also because they are produced using a continuous manufacturing process which is mass production proven. Additionally, thin film technologies are inherently free from the supply constraints associated with traditional silicon-based photovoltaic technologies, thus offering additional cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain a foothold in the market.

Strategy

We seek to become the leading global provider of both high-purity metals and PV products by taking advantage of our high degree of vertical integration, which we believe yields economies of scale and cost savings.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majingou mines.  A key element of our strategy is to increase our shipments globally and, in the longer term, become a leading producer of CdTe thin-film solar modules.

Our strategy includes the following key elements:

·
• Leverage our cost base.  We believe the technical improvements resulting from our research and development efforts have been instrumental in significantly reducing our production costs and increasing our operational efficiency.  As we source more tellurium internally, we believe we will be able to achieve significantly higher profit margins than our competitors. We intend to utilize this cost advantage to attract both new customers and larger orders from existing customers.

·
• Increase production capacity. The main constraint limiting our sales has been production capacity as customer demand has exceeded the amount of materials we are able to produce. In May 2008, we relocated our operations to a new 650,000 square foot facility in Chengdu, PRC and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1,000 tons.  Of these 1,000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion, while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

• Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2009. We are seeking to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, we entered into 6N sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GmbH, during the last several years. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also seek to strengthen our relationships with existing customers, particularly with First Solar, CERAC and Honeywell. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

·
• Expand market share in China.  Although the PV market in China is currently smaller than other major PV markets, we believe that the adoption of a series of new laws, regulations and initiatives by the PRC government, including the PRC’s Renewable Energy Law, the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises, the National Medium- and Long-Term Programs for Renewable Energy and the recent amendments to the PRC Energy-Saving Law demonstrates the PRC government’s commitment to develop renewable energy sources and may lead to rapid growth in the PV market in China.  As a leading supplier of high-purity materials in China, we believe we are well-positioned to capitalize on this growth and capture a significant portion of China’s thin-film PV market.

Products

We produce and sell a range of metals and compounds to address the requirements of our customers in the various electronic materials market segments. Our range of products and their typical end-uses are as follows:

•	Ultra-High Purity Tellurium. These include tellurium in purity levels of 99.999% (5N) to 99.99999% (7N) or more. High purity tellurium is used to manufacture radiation and infrared detectors;

•
CdTe Thin Film Compounds. These are tellurium-based compounds in purity levels ranging from 99.999% (5N) to 99.9999% (6N). These products are primarily used in the production of thin-film solar electric power modules; and

•
Other Commercial-Purity Metals. These include tellurium, selenium, antimony, bismuth, cadmium and zinc in purities ranging from 99.99% (4N) to 99.9999% (6N). These metals find applications in numerous electronic material market segments, including PV, radiation detector, and infrared detection.

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2009, approximately 90% of our sales were to two customers, First Solar and Shaoshan Metals in China. Although our sales will not be as heavily concentrated as in 2010, we still expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

In 2009, 87% of our sales were made to customers in Asia and 13% of our sales were made to customers in North America. In 2008, 61% of our sales were made to customers in Asia, 38% of our sales were made to customers in North America and 1% of our sales were made to customers in the rest of the world. Our contracts with major customers are non-cancelable and provide for minimum levels of product sales for the duration of the contract (typically 6 to 12 months) with the potential for higher sales levels depending on such factors as rising market prices, customer’s needs, our available capacity and/or our ability to reach agreement on key terms. Our standard arrangement with First Solar is for 30-day payment terms.

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

Our Customer Supply Agreements

In January 2009, we received purchase orders from First Solar to purchase nine tons of high purity Te. We negotiated with First Solar for additional orders in the second quarter in 2009. On January 8, 2009, we signed an agreement to appoint CERAC, Inc. as the exclusive distributor to sell our products in North America, excluding sales to First Solar. According to CERAC, there are delays in the development of CdTe based thin film PV panels by certain potential customers, which may not be remedied until mid 2010. We believe that once these new players are ready to produce, we will be able to sell our products to them through the distribution network established by CERAC. We have also entered into monthly or semi-annual contracts with other customers including Pioneer Materials, Inc., Relden Crystals Inc., along with additional domestic companies.

Competition

We face competition from producers of raw materials such as Vital Chemicals Co., Xiandao (Qingyuan) Rare Metal and Chemical Co., and Emei Semiconductor Material Co. in China.  Overseas we face competition from 5N Plus, Inc. in Canada, Honeywell Electronic Materials in the United States, PPM Pure Metals in Germany and Nikko Materials in Japan.  As solar opportunities grow, new entrants are likely to enter the market and our existing customers may begin to backwards integrate. It is also likely that our current suppliers, who are large non-ferrous mining, refining and metal processing companies, will begin to vertically integrate as well.  We believe that our complete vertical integration as both a miner and refiner will uniquely positions us to compete effectively.

 Competitive Advantages

We believe that we possess significant competitive advantages. These advantages include:

•
Well-Established Market Position and Significant Barriers to Entry. We believe that we are one of the main suppliers of cadmium, selenium, and tellurium metal and compounds in the markets that we serve. We believe we have a limited number of competitors due to the highly specialized nature of our business. The niche markets we serve require extensive expertise and know-how. Our products must be qualified by customers after long periods of testing. Most of the materials that we produce must also be handled with care because of their environmental and occupational impact, and must be recycled, all of which constitute significant entry barriers for potential competitors.

•
Key Supplier in the Fast-Growing CdTe PV Industry. We are one of the key suppliers of CdTe to the PV industry, as evidenced by our relationship with First Solar, a leading CdTe PV module supplier. A significant increase in CdTe-based PV production capacity is expected over the next few years and we believe that we are well positioned to be an active participant in the growth of the industry.

•
Stable Stream of Future Revenue. As we have exclusive access to tellurium, the issue of constant stable supplies to our customers does not exist. Therefore, we anticipate that we will be able to negotiate with all of our customers in the future for long-term supply agreements which will lead to stable stream of revenue in future years.

•
Stable Supply of Critical Raw Materials at Competitive Pricing. We have the access to our own tellurium mines and to other sources of feedstock materials that we require.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majiagou mines.  We believe we can yield economies of scale and cost savings and thus offer highly competitive pricing to our customers.

Sales and Marketing

We market and sell our products through our direct sales force to customers in North America, Japan, the rest of Asia, and Europe. Our sales team consists of eight in-house sales managers and one sales director that we hired in December 2009.  Our direct sales force includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in photovoltaics and the various applications in which our products are used.  Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the compound through manufacturing and processing to the customer’s exact specifications. On January 8, 2009, we appointed CERAC, Inc. to be our exclusive distributor for the North American market, excluding sales to First Solar. We believe we can leverage on CERAC’s established distribution channel to sell products to customers that may begin production of their thin film PV modules in 2010.

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

Research and Development

We plan to continue to devote a substantial amount of our resources to research and development with the objective of improving our mining output efficiency, and optimizing our extraction and refining steps. We will primarily focus our research and development in the following areas:

•
Mining output efficiency.   Mining is becoming increasingly sophisticated, with some mines now using smart sensors to identify areas to prospect, guide sophisticated equipment used in extracting minerals, and monitor air quality in mines. We are consistently seeking new technologies and techniques to raise efficiency at the Dashuigou and Majiagou mines while concurrently seeking to improve environmental and safety conditions.

•
Mineral processing and refining. We are focusing our efforts on the optimization of both our front-end and back-end processes, namely our primary hydrometallurgical extraction and refining steps (leaching, solid liquid separation and electrowinning), as well as our secondary high-purity refining steps (vacuum distillation and zone refining).

As of December 31, 2009, our research and development team consists of 39 full-time employees which are broken down into four groups:

•	Mineral resources prospecting and development, 20 engineers;
•	Mineral processing, metallurgy, new materials, 6 engineers;
•	New energy development, 8 engineers; and
•	Geologists, 5.

Additionally, we have strategic research and development collaborations with various universities including Sichuan University, Chengdu Electronic Engineering University, Chengdu Polytechnic University, Shanghai Technical Physics Institute, China Nonferrous Metal Research Institute and the New Jersey Institute of Technology.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2009, we held eight Chinese patents with respect to our proprietary refining techniques and had an additional three patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending.

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

Environmental Regulations

Our Dashuigou and Majiagou mines and high purity material manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. The basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law, the Environment Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environment protection laws and regulations. Provincial governments also have the power to implement rules and policies in relation to environmental protection in their respective jurisdictions.

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

We have obtained the land use permit and the water and soil preservation permit for the Dashuigou and Majiagou mines. We also received ISO 9001:2000 and GB/T19001-2000 certificates which are valid from January 9, 2008 until December 20, 2010. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

Renewable Energy Law and Other Government Directives

In February 2005, the PRC enacted its Renewable Energy Law, which became effective on January 1, 2006. The Renewable Energy Law sets forth policies to encourage the development and use of solar energy and other non-fossil energy. The renewable energy law sets forth the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. It also authorizes the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

The law also sets forth the national policy to encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar photovoltaic systems and other solar energy utilization systems. It also provides financial incentives, such as national funding, preferential loans and tax preferences for the development of renewable energy projects. In January 2006, China’s National Development and Reform Commission promulgated two implementation directives of the Renewable Energy Law. These directives set forth specific measures in setting prices for electricity generated by solar and other renewable power generation systems and in sharing additional expenses incurred. The directives further allocate the administrative and supervisory authorities among different government agencies at the national and provincial levels and stipulate responsibilities of electricity grid companies and power generation companies with respect to the implementation of the renewable energy law.

In November 2005, the PRC’s National Development and Reform Commission promulgated the Renewable Energy Industry Development Guidance Catalogue, where solar power figured prominently. In January 2006, the PRC’s National Development and Reform Commission promulgated an implementation directive for the renewable energy power generation industry. This directive sets forth specific measures for setting the price of electricity generated by solar and other renewable power generation systems and in sharing the costs incurred. The directive also allocates administrative and supervisory authority among different government agencies at the national and provincial levels and stipulates the responsibilities of electricity grid companies and power generation companies with respect to the implementation of the renewable energy law.

On August 31, 2007, the PRC’s National Development and Reform Commission promulgated the Medium and Long-Term Development Plan for the Renewable Energy Industry. This plan sets forth national policy to provide financial allowance and preferential tax regulations for the renewable energy industry. A similar demonstration of PRC government commitment to renewable energy is also stipulated in the Eleventh Five-Year Plan for Renewable Energy Development, which was promulgated by the PRC’s National Development and Reform Commission in March 2008.

The principal regulations governing the mining business in the PRC include:

•	China Mineral Resources Law, which requires a mining business to have exploration and mining licenses from provincial or local land and resources agencies;

•	China Environmental Law, which requires a mining project to obtain an environmental feasibility study of the project; and

•	China Mine Safety Law, which requires a mining business to have a safe production license and provides for random safety inspections of mining facilities.

            Chinese regulations also require that a mining company have a safety certification from the PRC Administration of Work Safety before it can engage in mining and extracting activities. All of our operating subsidiaries have obtained the necessary licenses and certifications.

Insurance

We have personal injury insurance for our employees and management under a group insurance policy with Ping An Life Insurance Company of China, Ltd. The insurance coverage for our employees includes accidental injury, medical cost for accidental injury, and hospital allowance for accidental injury. In addition to coverage for our employees, insurance for management covers extra car and airplane-related accidents.

Income Tax

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China, or the New CIT Law, which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies and foreign-invested companies, is 25%, replacing the old applicable tax rate of 33%.

On July 16, 2009, we received PRC government approval on the High-Tech Enterprise Certificate which allows us to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011.

Employees

We employ 220 people. Of our employees, 68 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	114
Research and Development	39
Administration	52
Sales and Marketing	9
Senior Management	6

Total	220

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

Risks Related To Our Operations

We have accumulated significant losses and we may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated significant net losses from our inception through December 31, 2009. We have continued to accumulate losses after December 31, 2009, to date, and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

Resources and reserves are non-renewable and the exploration of new potential resources is crucial to a mining enterprise. Exploration of mineral resources is speculative in nature, so substantial expenses may be incurred from initial drilling to production. As tellurium is the ninth rarest elements on earth and the Dashuigou and Majiagou tellurium mines are the only two known tellurium mines found to date, there is also no assurance that exploration can lead to the discovery of new mines or economically feasible reserves. Although the exploration is not the main business of the Company, we expect to continue to search for new tellurium mines. If the Company fails to replenish its mineral resource levels in existing or new mining areas, the Company may not be able to maintain the current production level after the remaining usable life of the existing mining areas.

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

As tellurium is rare and its applications highly specific, there is no known hedging tools for us to utilize to protect us against price fluctuation. As such, our ability to protect our operations performance due to base metal price fluctuation is minimal.

We may face restricted access to markets in the future.

Access to our markets may be subject to ongoing interruptions and trade barriers due to political and tariffs of individual countries, and the actions of certain interest groups to restrict the import of our commodities. Although there are currently no significant trade barriers existing or impending of which we are aware that do, or could, materially affect our access to certain markets, there can be no assurance that our access to these markets will not be restricted in the future.

We may not be able to renew the current license period of mining rights.

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company has, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou mines with a validity period of 6 years and may apply to the relevant authorities for extension.  There can be no assurance that the Company will be able to exploit the entire mineral resources of the mines during the license period. If the Company fails to renew its mining rights upon expiration of the initial license, or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company may be adversely affected.

Our Performance relies on the operations of two existing mines.

Our principal operating assets are the Dashuigou and Majiagou tellurium mines. A substantial portion of our revenues will be generated from these two mines. There is no assurance that our other developing mineral projects will perform satisfactorily. If other developing mineral projects fail to perform satisfactorily, this may lead to a decrease in the overall profit margin, operating performance and investment return, and may adversely affect our operating results.

The change of amortization policy on mining rights may affect our performance.

Our mining rights are amortized on a straight-line basis over the estimated useful life of five to ten years. We  will review the remaining useful life of our remaining rights in accordance with our production plans and the reserve level of the respective mine. Accordingly, any material change in the production plan of our mines or modification of reserve levels may alter our amortization policy of mining rights and negatively impact us.

Production safety.

We employ the open pit mining method for our two mines. Due to the geographic setting and relatively high elevation difference, there is a possibility of localized mud-rock flow during the rainy season, and a risk of instability of the slopes and subsidence of the working area. As the mining process requires the use of explosives and sodium cyanide, any improper storage or use of these materials could lead to injury or death.

Another earthquake in the region may have negative impact on the operations of our mines and therefore our performance.

A major earthquake measuring 8.1 on the Richter scale took place in the Sichuan province on May 21, 2008. If such an earthquake were to take place again, the facilities in our mines could be damaged, lead to injury and death of employees, and the complete halt to our mining activities.

Government regulation of the mining industry.

Our mining production is subject to various government policies and regulations in China relating to exploration, development, production, taxation, labor standards, vocational health and safety, waste treatment, environmental monitoring, protection and control, operations management and other problems. Any changes to these policies and regulations may increase our operating costs and may adversely affect our operating results.

The loss of, or a decrease in the amount of business from, our major customers or any default payment on their part could significantly reduce our net sales and harm our operating results.

In 2009, our top two customers, First Solar and Shaoshan Metals accounted for 90% of our revenue.  In 2008, approximately 50% of sales were to two customers, First Solar and Shaoshan Metals. The loss of, or a decrease in the amount of business from, these customers, or any default in payment on their part,  could significantly reduce our net sales and harm our operating results. We understand that First Solar intends to increase its number of suppliers of CdTe.  We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. Although we believe that the volumes of CdTe required by First Solar are beyond the requirements of the other companies, they may limit our ability to diversify our sales of CdTe until 2011 and to reduce our reliance on our major customers. We therefore expect that our dependence on our major customers will continue during most of 2010, at which point we intend to gradually reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well supply the needs of companies active in the medical imaging market.

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

More specifically, a significant part of our sales are made in the solar energy market using thin-film technology. First Solar is currently the sole volume manufacturer of thin-film CdTe-based PV modules and its oldest active production line has been in operation only since November 2004. As a result, thin-film technology does not have a sufficient operating history to confirm how PV modules will perform over their estimated useful life of 25 years. Long-term viability of CdTe-based thin film technology will also depend on the manufacturers’ ability to reduce the cost of PV modules to a level at which the technology is competitive with other energy sources without government subsidies. If thin-film technology performs below expectations or if it does not achieve cost competitiveness with conventional or other solar or non-solar renewable energy sources without government subsidies, it could result in the failure of the technology to be widely adopted in the market.

This could significantly affect demand for our products and reduce our sales and profit margins. Many other factors may affect the widespread adoption of PV technology and demand for our customers’ products, including the following:

•	cost-effectiveness of thin film PV modules compared to conventional and other non-solar renewable energy sources and products;
•	performance and reliability of thin film PV modules and thin-film technology compared to conventional and other non-solar renewable energy sources and products;
·	availability of government subsidies and incentives to support the development of the solar energy industry;
·	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;
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

The forecasted growth in demand for high-purity metals, especially those used by the solar power industry, is expected to attract more metal refiners into that industry and increase competition. Competition could arise from new low-cost metal refiners or from certain of our customers who could decide to backwards integrate.

Our future success will be dependent upon the efforts of our key personnel.

Our future success depends on our ability to retain our key employees and attract, train, retain and successfully integrate new talent into our management team. We are dependent on the services of our senior management team. The loss of any of these could have a material adverse effect on us. Renyi Hou, our Chief Executive Officer and Chairman of our Board of Directors, who has been with us since the inception of Sichuan Apollo in 2006, play active roles in our operation and growth initiatives. Our future success also depends, to a significant extent, on our ability to attract, train and retain talented personnel. Recruiting and retaining talented personnel, particularly those with expertise in the electronic materials industry, refining technology and cadmium, tellurium and selenium-based compounds is vital to our success and may prove difficult.

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

The national, provincial and local governments in the PRC are highly bureaucratized.  The day-to-day operations of our business requires frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations or their interpretation and application may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations applicable to such persons or enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation or application of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company and all of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The solar energy industry in the PRC is encouraged by Chinese government, relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. Although the People’s Bank of China, the PRC’s central bank, currently keeps the interest rate low, it has indicated an interest rate increase is possible and necessary for the inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China, which could, in turn, materially increase our costs and also reduce demand for our products.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

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

Our mining projects, properties and companies in China are subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which products are processed or sold, regarding the processing, storage, and distribution of mineral products. In addition, processing facilities are subject to periodic inspections by government agencies. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our operations and revenues.

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

Our Common Stock is quoted on the Over-The-Counter Bulletin Board, or the OTCBB. However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market). Investors may not be able to sell their shares due to the absence of a trading market. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock which can in turn affect the market price of our Common Stock.

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

Since the completion of the reverse merger in October 2008 through March 26, 2010, our share price has been volatile, with a high and low sales price of $7.50 and $3.85, respectively, at volume that is extremely thin. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

As of March 31, 2010, we had 44,555,131 shares of Common Stock outstanding, and approximately 524,956 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 55,444,869 additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants for the year ended December 31, 2010. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new to us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

Risks Related to the PRC Laws and Industry Regulations

Law and regulations related to mineral resources

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Ministry of Land and Natural Resources is responsible for the supervision and administration of the mining and exploration of mineral resources nationwide. The geology and mineral resources departments of the People’s Government of the respective provinces, autonomous regions and municipals are responsible for the supervision and administration of the exploration, development and mining of mineral resources within their own jurisdictions. Enterprises engaged in the mining or exploration of mineral resources must obtain mining and exploration rights, as the case may be, which are transferable.

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

The PRC’s Environmental Protection Law requires production facilities that may cause pollution or produce other toxic materials to take steps to protect the environment and establish an environmental protection and management system. This system includes the adoption of effective measures to prevent and control exhaust gas, sewage, waste residues, dust or other waste materials. Entities discharging pollutants must register with the relevant environmental protection authorities.

Penalties for breaching the PRC’s Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity has failed to adopt preventing measure or control facilities that meet the requirements of environmental protection standards, it may be liable to suspension of its production or operations and for the payment of a fine. Material violation of environmental laws and regulations causing property damage or casualties may subject to criminal liabilities.

We believe that all of our current production and operating activities are in compliance with the environmental protection requirements of the PRC. We have never been penalized as a result of any breach of the laws and regulations on environmental protection.

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

On April 10, 2009, we entered into a VIE with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting equity stock. Under the terms of the VIE, we were granted the exclusive exploration and mining rights to the Dashuigou and Majiagou mines, in accordance with a license granted by the Chinese government which extends through January, 2013, subject to potential renewal thereafter.

Both the Dashuigou mine and the Majiagou mine are open-pit mines, located in Shimian County of Sichuan Province, PRC.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 21, 2008, we completed our reverse merger and our common stock began trading on the OTCBB under the symbol “ASOE”. The low and high sales price for our common stock, as reported by OTCBB, since October 21, 2008 to the fiscal year ended December 31, 2008 was $5.75 and $7.50, respectively. The closing price of our common stock on December 31, 2009 and March 26, 2010 on the OTCBB was $4.50 and $3.85. As of March 31, 2010, we had approximately 44,555,131 issued and outstanding shares of common stock.  As at March 31, 2010, there were 510 common stock holders.

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

Recent Sales of Unregistered Securities

On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement, or Purchase Agreement, with Bengbu Design & Research Institute for Glass Industry, or Bengbu, pursuant to which we agreed to issue 9,000,000 shares of our common stock for an aggregate purchase price of US$9,000,000. The Purchase Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place in the near future, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, the Company has committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.  The Company and Bengbu may terminate the Agreement prior to closing in certain circumstances.

On March 28, 2010, six existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $6,925,329 held by such stockholders into shares of the Company’s common stock at a price per share of $1.60.

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

Performance Graph

The following graph compares our cumulative total return to shareholders from December 31, 2006 with those of the NASDAQ Composite Index and the Dow Jones U.S. Exploration and Production Index and assumes that all dividends were reinvested.  The graph also assumes that U.S. $100 was invested on December 31, 2006 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones U.S. Exploration and Production Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year.  The historical stock performance presented below in not intended to and any not be indicative of future stock performance.

7000
6000
5000
4000
3000
2000
1000
0
Index Value
2006
2007
2008
2009
Date
Apollo Solar Energy, Inc.
Nasdaq Composite Index
Dow Jones U.S. Expl. & Prod. Index

	Year Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09
Apollo Solar Energy, Inc.	100.00	300.00	5,833.00	3,750.00
NASDAQ Composite Index	100.00	109.81	95.59	93.95
Dow Jones U.S. Exploration and Production Index	100.00	142.61	84.67	117.70

In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the two years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2009, and 2008 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008

Sales revenue	$ 7,813,605	$ 6,968,430
Cost of sales	(6,012,500)	(5,150,943)
Gross profit	1,801,105	1,817,487
Expenses
General & administrative expenses	3,742,274	1,143,327
Stock based compensation	1,844,233	-
Selling expenses	204,701	302,577
Research and development expenses	48,623	83,166
Total operating expenses	5,839,832	1,529,070

(Loss) Income from operations	(4,038,727)	288,417
Gain on investment in JV	3,977,511	-
Interest expense	(476,638)	(57,774)
Other Income	207,136	-

(Loss) Income before income taxes	(303,717)	230,643
Provision for income taxes	584,854	212,051

Net (loss) income	$ (915,571)	$ 18,592

	Year Ended December 31,
	2009	2008

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	76.9%	74.3%
Gross profit	23.1%	25.7%
Expenses
General & administrative expenses	47.9%	16.2%
Stock based compensation	23.6%	-
Selling expenses	2.6%	4.3%
Research and development costs	0.6%	1.2%
Total operating expenses	74.7%	21.6%

Operation (loss) income	(51.7%)	4.1%
Gain on investment in JV	50.9%	-
Interest expense	(6.1%)	0.8%
Other income (expense)	2.7%	-

(Loss) Income before income taxes	(4.2%)	3.3%
Income taxes	7.4%	3.0%
Net (loss) income	3.2%	0.3%

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

Overview

We are a China-based vertically integrated refiner of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, PRC. In addition we source tellurium from another mine in Shimian, Majiagou, through our VIE Arrangement with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.

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

Our refining operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. We expect this facility to eventually have the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Future expansion of this facility in vacant land leased to the Company will have a capacity to produce up to an additional 350 tons of high-purity photovoltaic cell materials.

We believe we are unique in that we expect to both mine and refine our tellurium-based products with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through the Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we will mine the raw material, and perform both refining functions, both directly and through our VIE Arrangement, we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market.

Recent Events

We entered into various exclusive contractual arrangements on April 10, 2009 with the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, the VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou, or the Mining Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Mining Business.
The VIE Agreements are summarized below:

●
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Mining Business at such time as the purchase becomes advisable, permissible and in our best interest.

●
Exclusive Sales Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Mining Business.

●
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

●
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

On November 9, 2009, Sichuan Apollo entered into a joint venture agreement, or the Bengbu Agreement, with Bengbu Design & Research Institute for Glass Industry, or Bengbu, and a local Chinese government agency, or the Agency.  Under the terms of the Bengbu Agreement, Sichuan Apollo will contribute land, a manufacturing plant and other equipment with a net book value of approximately $3.8 million to the newly formed joint venture entity, and will also transfer a long-term loan under which Sichuan Apollo is the borrower of approximately $6.06 million (RMB 41.3 million) to the joint venture entity, or the Long-Term Loan.  The Long-Term Loan will become due and payable in two separate installments:  (i) the first installment of approximately $4.6 million (RMB 31.3 million), comprised of two different loans, one of RMB 11.3 million which will be due on August 31, 2010 and accrues interest at a rate of 5.31% per annum and  the other of RMB 20 million that will be due on June 5, 2010 and will accrue interest at a rate of 5.4% per annum, will be repaid on June 5, 2010; and (ii) the final installment of approximately $1.46 million (RMB 10 million) that will be due on July 16, 2010 and will accrue interest at a rate of 5.4% per annum.  Bengbu will contribute approximately $11.31 million (RMB 77 million) in cash to the joint venture entity.  The Agency will contribute approximately $2.06 million (RMB 14 million) in cash to the joint venture entity.  Sichuan Apollo, Bengbu and the Agency will own 35%, 55% and 10% of the joint venture entity, respectively.  The joint venture entity is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.

On November 20, 2009, we entered into common stock pursuant agreement, or the Purchase Agreement, with Bengbu pursuant to which we agreed to issue 9,000,000 shares of our common stock for an aggregate purchase price of US$9,000,000. The Purchase Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place in the near future, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, we have committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.  Either we or Bengbu may terminate the Agreement prior to closing in certain circumstances.

On March 28, 2010, six existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $6,925,329 held by such stockholders into shares of the Company’s common stock at a price per share of $1.60.

Our Corporate Structure

Our current corporate structure is set forth in diagram 1 below:

Business Acquisition

Prior to October 14, 2008, we operated as a shell company under the name of Wincroft Inc., or Wincroft.  On August 18, 2008, we entered into a merger agreement, as amended and restated on October 14, 2008, or the Merger Agreement, with Apollo Solar Energy, Inc., a Delaware corporation, or ASE, and Apollo Solar Energy, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, or the Merger Sub, pursuant to which, on October 14, 2008, Merger Sub was merged with and into ASE, or the Merger.   Under the terms of the Merger Agreement, each share of ASE common stock outstanding immediately prior to the closing of the Merger was converted into the right to receive Four Thousand (4,000) shares of Wincroft common stock.

Shortly after the completion of the Merger, the Company entered into an Entrusted Management Agreement with the former managers of ASE’s Chinese operating companies, or the Apollo Managers, certain of whom are directors and/or officers of the Company.  Pursuant to the Entrusted Management Agreement, the Company issued to the Apollo Managers an aggregate of 26.8 million newly issued shares of common stock of the Company, with the result that the Apollo Managers own approximately 60.15% of the common stock of the Company, after giving effect to such issuance.

Upon the consummation of the Merger, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act, ASE became a wholly-owned operating subsidiary of the Company and ASE’s wholly-owned subsidiary Sichuan Apollo Solar Science and Technology Co., Ltd., or Sichuan Apollo, a wholly foreign-owned enterprise, or WOFE, organized under the laws of the PRC, became the indirect wholly-owned subsidiary of the Company.

The acquisition of Sichuan Apollo by ASE was accounted for as an “as-if-pooling” in accordance with SFAS141 since the shareholders of Sichuan Apollo ultimately owned approximately 60.15% of ASE and controlled the Board of Directors and daily operations of ASE.

Organizational History of Wincroft

Wincroft was organized in Colorado in May 1980 as part of a reorganization of Colspan Environmental Systems, and previously made several acquisitions and divestments of businesses unrelated to its present activities.

In April 2000, Wincroft disposed of its only operating business and became a shell company.  From April 2000 to immediately before the completion of the Merger, Wincroft did not engage in any operations and was dormant.  As such, Wincroft was defined as a “shell” company prior to the Merger, whose sole purpose was to seek to locate and consummate a merger or acquisition with a private entity.

On February 1, 2008, Wincroft reincorporated in the State of Nevada and completed a 1-for-8 reverse split of our shares of common stock by merging with and into Wincroft, Inc., a Nevada corporation, with the Nevada corporation surviving the merger. In addition, the following changes resulted from the February 2008 reincorporation merger:

The Articles of  Incorporation and Bylaws of Wincroft became the Articles of Incorporation and Bylaws of the surviving corporation;

•	The Articles of Incorporation and Bylaws of Wincroft became the Articles of Incorporation and Bylaws of the surviving corporation;

•	The authorized common stock was increased from 75,000,000 shares to 100,000,000 shares; and

•	The preferred stock was changed from no par value stock to stock have a par value of $0.001 per share.

As a result of the consummation of the Merger, we are now a vertically integrated miner, refiner and producer of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar modules, panels, and solar electronic products.  On October 23, 2008, we changed our legal name from Wincroft to Apollo Solar Energy, Inc.

Organizational History of ASE and Sichuan Apollo

ASE was incorporated on October 17, 2007 in the State of Delaware with Xiaojin Wang, a resident of the United States, as its sole stockholder.  ASE became the holding company of Sichuan Apollo.

Sichuan Apollo was organized on June 20, 2006, under the laws of the PRC.   In June of 2006, Sichuan Apollo commenced revenue-producing activities, initially selling cadium and telluride-based compounds, ultra-high purity metals, and commercial-purity metals to its domestic and international customers.   In 2007, Sichuan Apollo was wholly-owned by Sichuan Xinju Mining Resources Development Co. and three individuals.

Pursuant to an agreement dated December 26, 2007 between ASE and Sichuan Apollo, and effective on August 4, 2008, ASE acquired 100% of the ownership of Sichuan Apollo for 106,000,000 RMB (approximately $15,000,000), which amount was paid by ASE investing 80,000,000 RMB into Sichuan Apollo and paying the existing shareholders of Sichuan Apollo 26,000,000 RMB in exchange for their original investment of 20,000,000 RMB.

Effective August 22, 2008, Sichuan Apollo’s wholly-owned subsidiary Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., or Sichuan Xinlong, acquired 100% of the equity of Sichuan Xinju, which owns the exclusive rights to the Dashuigou mine through at least January 2013, and subject to potential renewal thereafter.

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

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  As of December 31, 2009, two customers accounted for 54% and 36% respectively of the total accounts receivable outstanding. For the years ended December 31, 2009 and 2008, allowance for uncollectible amounts were $404,678 and $15,000 for the years ended December 31, 2009 and 2008, respectively.

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

Mineral exploration costs are expensed according to the term of the license granted to the Company by the PRC.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production, or UOP, method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.  At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

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

Fair value of financial instruments

Our financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, and other related party advances and borrowings, and short-term loans.

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

Segment reporting

We use the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Results of Operations

Years Ended December 31, 2009 and 2008

Net sales

Net sales for the year ended December 31, 2009 was $7,813,605, compared to the net sales of $6,968,430 for the year ended December 31, 2008. This increase of 12.12% was primarily attributable to our successful sales and marketing campaigns, improved product quality, and stable orders from major customers.  In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world. In 2008, First Solar became our largest customer, and remained our largest customer during the year of 2009. However, our sales during the year of 2009 were below our planned target due to the global financial crisis. A significant number of our customers did not place orders as planned.

Cost of sales

Cost of sales for the year ended December 31, 2009 was $6,012,500 compared to the cost of sales of $5,150,943 for the year ended December 31, 2008. This increase of 16.73% was primarily due to the increase in revenue for the six months ended June 30, 2009.  Additionally, the costs of materials used in our products during the first quarter of 2009 were higher than those in the same period of 2008.

Gross profit

Gross profit for the year ended December 31, 2009 was $1,801,105, compared to the gross profit of $1,817,487 for the year ended December 31, 2008. This represented a decrease of $16,382, or 0.9%, below that of 2008. The gross profit margin for the year ended December 31, 2009 was 23.1%, compared to that of 25.7% for the year ended December 31, 2008. Three primary factors contributed to the decrease in gross profit margin. First, we experienced an increase in the price of most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. The price of tellurium feedstock increased more than 100% in 2008 over the price in 2007, and remained at this higher level for the first half of the year, before coming back down in the third quarter of 2009. We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. The situation began to improve towards the end of the first quarter of 2009 and continued to improve into the rest time of 2009 as we increased our internal tellurium production and decreased our purchases of tellurium from third parties. Second, labor costs began to increase significantly in the PRC in 2008 and continuing through the year of 2009, and thus increased our cost. Labor cost began to stabilize in the third quarter of 2009. Third, the product mix we sold during 2009 changed as compared to the product mix we sold during 2008. Specifically, we sold fewer other high purity metals (which ordinarily command very high margins) during 2009 due to the global financial crisis. Consequently, the reduction in sales in these types of products impacted our gross margin adversely.

Selling and marketing expenses

For the year ended December 31, 2009, selling and marketing expenses were $204,701, compared to $302,577 for the year ended December 31, 2008. This presented a decrease of 32.35%.  During the year ended December 31, 2008, we employed an in-house sales team of eight people targeting the Chinese and North American markets.  Most of the sales and marketing expenses from 2008 were related to advertising campaigns, and travel, lodging and entertainment expenses. In contrast, we did not run any advertisement campaigns in 2009, and instead only maintained an in-house sales team of eight people. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. This outsourcing of services saved us a significant amount of marketing cost for the fiscal year of 2009 when we target the North American market. The exclusive agreement was reduced to a non-exclusive general distributor agreement in September 2009 as guaranteed sales volume fell short of the requirements in the exclusive agreement.

General and administrative expenses

We incurred general and administrative expenses of $3,742,274 for the year ended December 31, 2009, as compared to expenses of $1,143,327 for the year ended December 31, 2008, representing an increase of 227.31%. This increase was primarily due to the growth in size and revenue of our Company, and the expenses we incurred as a public company. After in the completion of the Merger in October 2008, we incurred significant amounts of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support our listing functions. In August 2008, our new factory was completed and significant depreciation began to be incurred.

Stock based Compensation expenses

Stock based compensation expenses in the amount of $1,844,233 were incurred in the year ended December 31, 2009; this expense did not exist during the same period of 2008. We granted a total of 830,000 stock options to our former Chief Financial Officer and our four independent directors between December 2008 and March 2009. Stock based compensation expenses was a non-cash item.

Research and Development expenses

For the year ended December 31, 2009, we incurred research and development expenses of $48,623, representing a decrease of 41.54% from  the research and development expenses of $83,166 that we incurred for the year ended December 31, 2008. We are committed to the improvement of product quality and the development of new products. We will continue to invest in research and development to ensure our products are of high quality and remain competitive.

Provision for income tax

Provision for income tax for the year ended December 31, 2009 was $584,854, compared to that of $212,051 for the year ended December 31, 2008.

The provision of income taxes is computed at the PRC statutory rate of 25% for 2009 and 2008,  as decreased by our net operating loss carry forwards by which a valuation allowance had been provided in previous years, additional amortization permitted by PRC tax law, and increased by a valuation allowance against the deferred tax asset generated from net operating losses of subsidiaries , which currently cannot be used to offset taxable income.

Net income/loss

For the year ended December 31, 2009 we had net loss of $915,571, compared to net income $18,592 for the year ended December 31, 2008. The primary reason for the decrease in net income in 2009 was our gain on our investment in the joint venture contemplated by the Bengbu Agreement, which amount was partially offset by a decrease in gross margin and an increase in costs, primarily in administrative costs representing increased depreciation expenses and professional fees. Included in the net loss for the year ended December 31, 2009 was non-cash stock based compensation of $1,844,233 for the stock options granted to the our former Chief Financial Officer and the independent directors.

Liquidity and Capital Resources

	Years Ended December 31,
	2009	2008

Net cash (used in) provided by operating activities	$(915,385)	$(2,014,285)
Net cash (used in) provided by investing activities	(2,136,975)	(8,945,111)
Net cash provided by financing activities	(1,318,927)	13,125,140
Effect of exchange rate changes on cash	5,019	89,123
Net increase (decrease) in cash	$(4,366,268)	$2,254,867
Cash at beginning of year	4,874,043	2,619,176
Cash at end of year	$507,776	$4,874,043

Net cash (used in) provided by operating activities.

Net cash used in operating activities for the year ended December 31, 2009 was $915,385, compared to $2,014,285 used in the year ended December 31, 2008. Cash used in operating activities was accounted for by a decrease in accounts receivable of $796,395, an increase in inventory of $604,205, an increase in prepaid expenses and other sundry current assets of $331,537, a decrease in accounts payable of $372,479, and a decrease in accrued expenses and other sundry current liabilities of $312,851.

Net cash (used in) investing activities.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was $2,136,975 and $8,945,111, respectively, primarily consisting of the purchase of our land use rights, plant and equipment. During the year ended December 31, 2009, we received $2,020,172 in government subsidies from the PRC local government. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash provided by financing activities.

Net cash used by financing activities for the year ended December 31, 2009 was $1,318,927, constituting the repayment of shareholder loans of $3,195,712 and payments to a related party of $2,508,612, notes payable converted to the joint venture contemplated under the Bengbu Agreement, and net of the proceeds from a short-term loan of $4,385,397.

Net cash provided by financing activities for the year ended December 31, 2008 was $13,125,140, constituting capital contributions of $7,650,636 and loans from stockholders and a related party of $5,474,505.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2009:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Loans from shareholders	$5,839,869	$5,839,869	$—	$—	$—
Short-term loan	$5,438,274	$5,438,274	$—	—	—
	$11,278,143	$11,278,143	$—	$—	$—

PRC Labor Contract Law

Effective January 1, 2008, PRC introduced a labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay.  The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be significantly affect on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increases

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008 and 1:6.8270 on December 31, 2009. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.8311 for 2009 and 6.8225 for 2008. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

New Accounting Pronouncements

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar from July 21, 2005 to December 31, 2009. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Paritz & Company, P.A., our independent auditors who have expressed their report on Page F-2 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures we have been taking, as described in our Annual Report on Form 10-K filed on April 14, 2009, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The following sets forth our current directors and information concerning their age and background:

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

Name	Age	Position with the Company	Officer Since

Renyi Hou	53	Chairman and Chief Executive Officer	2008
Xuefeng Li	37	Interim Chief Financial Officer	2010

Heung Sang Fong (1)	50	Former Chief Financial Officer and Former Director	2009

Hongwei Ke	49	Managing Director, Sichuan Apollo Solar Science & Technology Co., Ltd. (a wholly-owned subsidiary of the Company)	2008

Yong Ling (2)	52	Former Chief Financial Officer	2008

Haukang Zhou	57	Corporate Secretary	2010

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

Dr. Haukang Zhou currently serves as our Corporate Secretary.  Dr. Zhou has served as the President of Warner Technology & Investment Corp. since 1993.  From 1994 until 2001, Dr. Zhou worked as a software consultant for Schering-Plough, Inc.  Dr. Zhou received a Bachelor’s degree and a Master’s degree from the Beijing Science and Technology University, and a Ph.D. from the Polytechnic University of New York.

The other information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Renyi Hou, our former Chief Financial Officer, Heung Sang Fong, and our managing director, Hongwei Ke.  There was no officer of Sichuan Apollo whose salary and bonus for services rendered during the year ended December 31, 2009 exceeded $100,000.

	Fiscal
	Year	Salary1 ($)	Option Award ($)	Total ($)

Renyi Hou	2009	21,256	-	21,256
	2008	22,489	-	22,487
	2007	21,353	-	21,353

Fong Heung Sang(1)	2009	75,833	676,807	752,640
		-	-	-
		-	-	-

Hongwei Ke	2009	14,185	-	14,185
	2008	14,250	-	14,250
	2007	14,250	-	14,250
(1)            Mr. Fong’s employment with the Company terminated on March 17, 2010.

Employment Agreements

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

Effective February 2, 2009, we entered into an employment agreement with Fong Heung Sang, our former Chief Financial Officer.  During the term of his employment with the Company, Mr. Fong was entitled to receive an annual base salary of $70,000, increasing to $90,000 in June 2009 and further increasing to $110,000 in January 2010.  Additionally, Mr. Fong was granted stock options to acquire 750,000 shares of the Company’s common stock, which options were to vest in equal installments over the twenty-four month period following the effective date of his employment agreement.  Mr. Fong?痵 employment with the Company terminated on March 17, 2010.

The other information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Transactions

As of December 31, 2009, we had an outstanding balance of $2,825,895 under a non-interest bearing loan from Xinju Mining Resources Development Co.  This loan is payable upon demand by the holder.  Mr. Hou, our Chief Executive Officer, is chief executive officer and major shareholder of Xinju Mining Resources Development Co.

As of December 31, 2009, we had an aggregate outstanding balance of $854,086 on non-interest bearing loans made to us by our Chief Executive Officer, Mr. Hou, our Managing Director, Mr. Ke and our former Chief Financial Officer, Mr. Ling.  Such loans are due upon demand of the holder.  We also owed $5,452,088 to our stockholder Feng Yuliang and Wang Xiaojin pursuant to the terms of a non-interest bearing loan.

Purchase of Dashuigou Mining Rights

Effective August 22, 2008, Sichuan Xinlong, a wholly-owned subsidiary of Sichuan Apollo, acquired 100% of the equity of the Sichuan Xinju from Renyi Hou, now our Chairman and Chief Executive Officer, Wei Li and Yong Ling. The share transfer agreements were executed on August 18, 2008. Sichuan Xinju owns the exclusive mining rights to the Dashuigou tellurium mine from January 2007 to January 2013.  As of December 31, 2008, the tellurium used in our products was primarily purchased from suppliers on the open market.  In 2009, 70% of the tellurium used in our products is expected to be sourced from the Dashuigou tellurium mine.

On April 10, 2009, our wholly-owned subsidiary, Sichuan Xinlong entered into the VIE Agreements with Sichuan Xinju Mineral Resources Development Corporation, or Xinju, a company partially owned by certain of our shareholders, including Mr. Hou, our Chairman and Chief Executive Officer, to obtain the mining and exploration rights to that certain land of 6.29 square kilometers in the Dashuigou area and the mining rights of that certain tellurium and bismuth mine of 0.0568 square kilometers in Shimian Majiagou.

Description of Securities

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 44,555,131 shares are outstanding as of March 31, 2010. Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversion rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.   Financial Statement Schedule:
APOLLO SOLAR ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Change to Net Sales, Costs and Expenses		Deductions / Recoveries	Balance at End of Period
Description
Year ended December 31, 2009:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	15,000	389,678	(1)	-	404,678
Deferred tax valuation allowance	245,008	1,247,584		-	1,492,592
	260,008	1,637,262		-	1,897,270

Year ended December 31, 2008:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	15,000	-		-	15,000
Deferred tax valuation allowance	61,078	183,930	(2)	-	245,008
	76,078	183,930		-	260,008

(1) An increase in the allowance for doubtful accounts is recorded as a component of selling, general and administrative expenses

(2) Part of net deferred tax liability

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

			Incorporated by Reference
Exhibit		Filed
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Articles of Incorporation		DEF 14-A	APP. B	000-12122	1/22/2008
3.2	Restated Articles of Incorporation		8-K	3.1	000-12122	10/23/2008
3.3	Bylaws		8-K	3.1	000-12122	2/6/2008
10.1*	Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Renyi Hou, dated June 20, 2006		10-K/A	10.1	000-12122	3/30/2010
10.2*	Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Hongwei Ke, dated June 20, 2006		10-K/A	10.1	000-12122	3/30/2010
10.3	Amended and Restated Merger Agreement dated on October 14, 2008, among Wincroft, Apollo Solar Energy, Inc., a Delaware corporation, and Apollo Solar Energy Inc., a Nevada corporation		10-K	10.1	000-12122	4/15/2009
10.4	First Option Exclusive Acquiring Agreement, executed on April 10, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.2	000-12122	4/15/2009
10.5	Business Operations Agreement, executed on April 10, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.3	000-12122	4/15/2009
10.6	Exclusive Technical and Consulting Agreement, executed on April 10 , by and between Sichuan Xinlong Tellurium & Technique Co., Ltd . and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.4	000-12122	4/15/2009
10.7	Exclusive Sales Agreement, executed on April 10, 2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.5	000-12122	4/15/2009
10.8	Entrusted Management Agreement, dated as of October 20, 2008, by and among Renyi Hou, Liu Zhenyu, Hou Longchao, Hou Cijiu, Yang Yang, Ling Yong, Li Xuefeng, Ke Hongwei, Li Wei,He Yue, and Huakang Zhou		10-K	10.6	000-12122	4/15/2009
10.9	Employment Agreement by and between Fong Heung Sang dated February 2, 2009		10-K	10.8	000-12122	4/15/2009
10.10	Loan Contract dated January 19, 2009, by and between the Company and Chengdu Xihang Gang Construction & Investment Co., Ltd.		10-K	10.10	000-12122	4/15/2009
10.11	Loan Agreement dated February 2, 2009 by and between the Company and Communication Bank of China, Sichuan Branch		10-K	10.11	000-12122	4/15/2009
10.12	Common Stock Purchase Agreement, dated as of November 20, 2009, by and among Apollo Solar Energy, Inc. and Bengbu Glass Industry Design Institute		8-K	10.1	000-12122	11/24/2009
10.13	Amendment No. 1 to Common Stock Purchase Agreement, dated as of January 20, 2010, by and among Apollo Solar Energy, Inc. and Bengbu Glass Industry Design Institute		8-K	10.1	000-12122	1/26/2010
10.14	Joint Research Agreement (Apollo Cd/Te Solar Energy Center), by and between Apollo Solar Energy, Inc. and New Jersey Institute of Technology, dated March 16, 2010.		8-K	10.1	000-12122	3/19/2010
14.1	Code of Ethics		10-K	20.1	000-12122	4/15/2009
21.1	List of Subsidiaries	X
31.1
Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010

		X
31.2
Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010

		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Independent Technical Review of the Dashuigou and Majiagou Tellurium Projects in Sichuan Province, the People’s Republic of China, Final Report, issued by Behre Dolbear Asia, Inc., dated May 8, 2009.		8-K	99.2	000-12122	5/12/2009
______________________
* Denotes a compensatory plan, contract or arrangement, in which the registrant’s directors or executive officers may participate.

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

Apollo Solar Energy, Inc.

By:	/s Renyi Hou
Name:	Renyi Hou
Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ RENYI HOU Renyi Hou	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010

/s/ XUEFENG LI Xuefeng Li	Interim Chief Financial Officer	March 31, 2010

/s/ HONGWEI KE Hongwei Ke	Director	March 31, 2010

/s/ KANG SUN Kang Sun	Director	March 31, 2010

/s/ ZHIMIN CAO Zhimin Cao	Director	March 31, 2010

/s/ ELLIOT MAZA Elliot Maza	Director	March 31, 2010

/s/ JAMES LEE James Lee	Director	March 31, 2010

/s/ JINGONG PAN Jingong Pan	Director	March 31, 2010

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(AUDITED)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm........................................................................................................................................	...................................................................................................................................................	F2
Consolidated Balance Sheets as of December 31, 2009 and 2008................................................................................................................................	..................................................................................................................................................	F3
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008...........	..................................................................................................................................................	F4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009 and 2008..............................................	..................................................................................................................................................	F5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008...................................................................................	..................................................................................................................................................	F6
Notes to Consolidated Financial Statements .................................................................................................................................................................	..................................................................................................................................................	F7 -F19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors’ of Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the” Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   We have also audited the Company’s  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Intergrated Framwork issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessment risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 31, 2010

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,776	$4,874,044
Accounts receivable net of allowance for doubtful accounts $404,678 and $15,000, respectively	164,093	961,600
Inventories	7,944,740	7,496,477
Due from related party	3,652,756	2,313,198
Deferred tax assets	-	25,414
Prepaid expenses and other sundry current assets	583,826	899,154
TOTAL CURRENT ASSETS	12,853,191	16,569,887

Property, machinery and mining assets, net	21,048,231	19,549,909
Non-marketable investments	43,943	-
Investment in Joint Venture	189,175	-
	21,281,349	19,549,909
TOTAL ASSETS	$34,134,540	$36,119,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loan	$4,388,033	$-
Notes payable	-	-
Accounts payable – trade	283,689	876,221
– Construction vendors	2,764,464	2,546,890
Accrued expenses and other sundry current liabilities	1,239,674	959,186
Deferred tax liabilities	393,716	-
Due to stockholders	5,839,869	9,032,382
TOTAL CURRENT LIABILITIES	14,909,445	13,414,679

LONG-TERM DEBT	-	4,397,215

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 44,555,131 issued at outstanding at December 31, 2009 and 2008	44,555	44,555
Additional paid-in capital	19,192,138	17,347,905
Accumulated deficit	(1,298,792)	(383,221)
Accumulated other comprehensive income	1,287,194	1,298,663
TOTAL STOCKHOLDERS’ EQUITY	19,225,095	18,307,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$$34,134,540	$36,119,796

The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In US Dollars)
	Year Ended December 31,
	2009	2008
SALES	$7,813,605	$6,968,430

COST OF SALES	6,012,500	5,150,943

GROSS PROFIT	1,801,105	1,817,487

OPERATING EXPENSES:
General and administrative expenses	3,742,274	1,143,327
Stock based compensation	1,844,233	-
Selling expenses	204,701	302,577
Research and development expenses	48,623	83,166
TOTAL OPERATING EXPENSES	5,839,832	1,529,070

OPERATING INCOME (LOSS)	(4,038,727)	288,417

Gain on investment in JV	3,977,511	-
Interest expense	(476,638)	(57,773)
Other income (expenses)	207,136	-

INCOME BEFORE PROVISION FOR INCOME TAXES	(330,717)	230,643

Income taxes	584,854	212,051

NET INCOME (LOSS)	$(915,571)	$18,592

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(8,908)	$1,092,972

COMPREHENSIVE INCOME (LOSS)	$(924,479)	$1,111,564

Basic and Diluted Income per common share
Basic	$(0.01)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding
Basic	44,555,131	44,555,131
Diluted	45,046,661	44,555,131
The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(IN US DOLLARS)

	Common Stock, par value $.001		Additional Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Income	Total
BALANCE AT DECEMBER 31, 2007	44,555,131	$44,555	$6,832,129	$(401,813)	$205,691	$6,680,562

Capital contributions	-	-	10,515,776	-	-	10,515,776

Foreign currency translation adjustment	-	-	-	-	1,092,972	1,092,972
Net loss for the year	-	-	-	18,592	-	18,592

BALANCE AT DECEMBER 31, 2008	44,555,131	$44,555	$17,347,905	$(383,221)	$1,298,663	$18,307,902

Issuance of option for service	-	-	1,844,232	-	-	1,844,232
Foreign currency translation adjustment	-	-	-	-	(11,469)	(11,457)
Net loss for the year	-	-	-	(915,571)	-	(915,571)

BALANCE AT DECEMBER 31, 2009	44,555,131	$44,555	$19,192,138	$(1,298,792)	$1,287,194	$19,225,095

The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(915,571)	$18,592
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of options for services	1,844,233	-
Gain on investment in JV	(3,977,511)	-
Depreciation	986,437	457,737
Deferred tax assets	502,194	(25,414)
Inventory mark-down	180,734	150,165
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable - trade	796,395	(928,131)
Inventory	(604,205)	(5,114,886)
Prepaid expenses and other sundry current assets	331,537	(359,027)
Accounts payable – trade	(591,598)	851,208
-- construction	219,119	2,501,035
Accrued expenses and other sundry current liabilities	312,851	434,436
NET CASH USED IN OPERATING ACTIVITIES	(915,385)	(2,014,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-marketable investment	(43,900)	-
Purchase of property and equipment	(437,746)	(8,945,111)
Government subsidy to purchase Fixed Assets	2,020,172	-
Acquisition of land use rights	(3,675,501)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,136,975)	(8,945,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,385,394	-
Capital contribution	-	7,650,636
Advance from (payment to) shareholders	(3,195,712)	8,977,519
Advance from (payment to) related party	(2,508,612)	(3,503,014)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,318,927)	13,125,140

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,019	89,123

NET DECREASE IN CASH AND CASH AND CASH EQUIVALENTS	(4,366,268)	2,254,867

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,874,044	2,619,176

CASH AND CASH EQUIVALENTS, END OF YEAR	$507,776	$4,874,043

Supplemental disclosures of cash flow information:
Interest paid	$94,790	-
Income taxes paid	$35,321	$161,061
Non-cash financing activities:
Investment in JV	187,175	-
Conversion of debt to JV	5,441,291	-
Conversion of debt to additional paid-in capital	-	$2,878,692
The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1. BUSINESS DESCRIPTION

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

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Sichuan Apollo, Diye, Da Du River and Ma Jia Gou.  All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash include cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates a reserve based on the aging of receivables and either increases or decreases the estimate of doubtful accounts accordingly.  Additional allowances may be required if one or more of the Company’s customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments.  Such allowances, if any, would be recorded in the period the impairment is identified.  The Company recorded bad debt expense of approximately $405,000 and $15,000 in 2009 and 2008, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted-average method.

Advance for purchases

The Company made interest free advances to certain vendors for purchase of its raw materials and construction in progress equipment.

Property, machinery and mining assets

Property and equipment are recorded at cost. Once placed in service, depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.  Land use right is amortized over the lease period.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

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

No impairment loss was recorded for the years ended December 31, 2009 and 2008 respectively.

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

Revenue recognition

Revenue is recognized for the metal refining segment at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers. No revenues have been recognized in the mining segment or manufacturing segment.

Shipping and handling costs

In accordance with “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Research and development

Research and development expenditures are charged to operations as incurred and were not material for the years ended December 31, 2009 and 2008.

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no such additional common shares available for dilution purposes as of December 31, 2009 and 2008.

Recently issued accounting pronouncements

In May 2009, the Financial Accounting Standards Board (“the FASB”) issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

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

 In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company doesn’t have any multiple deliverable revenue arrangements.

NOTE 3. INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2009	December 31, 2008

Raw Materials	$3,232,860	$4,351,326
Work-in-progress	1,230,281	1,080,390
Finished goods	3,481,599	2,064,761

Total	$7,944,740	$7,496,477

NOTE 4: PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

As of December 31, 2009	As of December 31, 2008
Buildings	$ 14,400,190	$13,349,541
Right to use land	3,995,890	324,809
Machinery and equipment	2,654,064	3,506,879
Office equipments	234,126	209,543
Vehicle	464,990	464,512
Mining	320,496	318,113
Construction in progress	1,188,824	2,630,538
Sub-total	23,258,580	20,803,935
Less: Accumulated depreciation	(2,210,349)	(1,254,026)
Total	$ 21,048,231	$19,549,909

Depreciation expense for the years ended December 31, 2009 and 2008 was $986,437 and $457,737, respectively.

Estimated costs to complete the construction in progress after December 31, 2009 are not anticipated to be material. Construction is expected to be completed in the second quarter of 2010.

NOTE 5. DUE FROM RELATED PARTIES

The breakdown of due from related parties is as follows:

		As of
		December 31, 2009	December 31, 2008

Due from Xinju		$3,477,719	$2,313,198
Due from JV-Chenggu Zhong Guandian		175,037	-

	Total	$3,652,756	$2,313,198

Xinju is a related party partially owned by a majority shareholder of Apollo who has personally guaranteed repayment of this obligation to the Company.  JV-Chengdu Zhong Guandian is a newly formed JV in which Apollo holds a 35% of the equity interest (see note 7). All the above loans are non-interest bearing and due on demand.

NOTE 6. NON-MARKETABLE SECURITIES

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The Company accounted for this investment using the cost method of accounting.

NOTE 7. INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company entered into a joint venture agreement (the “Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”)  is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.  As of December 31, 2009 the JV  has not commenced operations. The Company will account for this investment on the equity method once the operations of the JV commence.

Under the terms of the Agreement, Sichuan Apollo will contribute land, a manufacturing plant and other equipment with a net book value of approximately $2.3 million to the newly formed JV for a 35% interest in the JV. In addition, under the terms of the agreement, debt of the Company aggregating RMB 37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV.   Bengbu and the Agency will contribute cash equal to their aggregated 65% interest in the JV of RMB 142,800,000.

In accordance with authoritative accounting guidance the Company has reported an extraordinary gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of it’s net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as an extraordinary gain according to the guidance. As of December 31, 2009, the Company has contributed net assets of RMB 11,290,716 (equivalent to $1,653,832) and RMB 37,170,000 (equivalent to $5,444,500) loan payable to the Agency has been assigned to the Joint Venture. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 25,182,671 (equivalent to $3,977,512) which is reported as income on the accompanying statement of operations for the year ended December 31, 2009. As of December 31, 2009, not all of the capital contributions and assets to be contributed to the JV have been performed. The Company will report additional gains in subsequent periods when the additional contributions are made to the JV. The Company is treating the extraordinary gain as a non-taxable event.

Under the terms of the agreement, the JV is to be formed with a cash capital contribution of RMB 142,800,000 by Bengbu and the Agency and the assets of the Company with a fair market value of RMB 49,980,000. The value of the net assets contributed by the Company were equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties. The assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party.

NOTE 8.  LONG-TERM DEBT

As of December 31, 2008, the long term debt consisted of a note payable bearing interest at 6.57% per annum through May 31, 2009 and at Bank of China’s rate for a three year loan thereafter.  $2,931,476 is due June 5, 2010 and $1,465,739 is due July 16, 2010.

As of December 31, 2009, this debt was assisgned to JV (See Note 7).

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

		As of December 31,
		2009	2008

Accrued Interest		$797,180	$447,255
Government subsidy for research & development		87,886	80,615
Salaries and benefits		101,647	137,733
Taxes		87,419	84,828
Professional fees		103,333	153,000
Other accured expenses		125,506	55,755

	Total	$1,302,971	$959,186

NOTE 10.  SHORT-TERM LOAN

   The short-term loans include the following:

Balance at
December 31,
2009
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2010, with interest at 5.31% per annum,collateralized by
certain plant equipment of Sichuan Apollo	$604,951

b) Loan payable to Bank of Communication, Chengdu branch due on
February 5, 2010, with interest at 6.903% per annum, collateralized by
the buildings and land use right of Diye	292,954

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
August 19, 2010, with interest at 5.85% per annum, collateralized by the
buildings of Sichuan Apollo	732,386

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
September 7, 2010, with interest at 5.85% per annum, collateralized by
the the buildings of Sichuan Apollo	732,386

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu due on
October 21, 2010, with interest at 6.57% per annum, collateralized by
the buildings of Sichuan Apollo	1,025,341

f) Loan payable to an unrelated party due on September 22, 2010,
with interest at 15% per annum	1,000,015

Total	$4,388,033

    NOTE 11. DUE TO STOCKHOLDERS

Due to stockholders consist of non-interest bearing notes due in July 2010. All notes were converted to common stock on March 29, 2010. See note 18.

NOTE 12.  STOCK INCENTIVE PLAN

The Company adopted the Apollo Solar Energy, Inc. Stock Incentive Plan pursuant to which the Company may issue up to 6,675,000 shares of the Company’s common stock.  The plan administrator has the authority, in its sole discretion, to determine the type or types of award including, but not limited to, Incentive Stock Options, Non Qualified Stock Options, Performance Options, Performance Stock Awards, and Restricted Stock Awards.

The  exercise price of Incentive Stock Options cannot be less than the fair market value of the Common Stock on the date of grant.  The term of Options granted under the plan is established by the plan administrator, or if not established is 10 years.

During the year ended December 31, 2009, the Company issued 750,000 options to an employee and 80,000 options to directors.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award.

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. Following is a table of the weighted-average Black-Scholes value of our stock option grants, and the key weighted-average assumptions used in the valuation calculations for the options granted.

Weighted-average Balck-Scholes value
Black-Scholes Assumptions:	$4.69
Expected lives	4.9 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

No options were exercised or expired during the year ended December 31, 2009.

NOTE 13.  TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, the Company got the government approval on the High-Tech Enterprise Certificate which allows the Company to enjoy favorable tax rate of 15% effective January 1, 2009 till December 31, 2011.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009 and 2008, to the Company’s effective tax rate is as follows:

	December 31
	2009	2008
U.S. statutory rate a +35%	(115,750)	(80,725)
Tax rate difference between China and U.S.	(469,693)	(23,064)
GAAP and Chinese tax law difference on amortization of intangibles	1,245,584	244,340
Net loss carryforward from prior period	(77,293)	(85,950)
Valuation allowance
Effective tax rate	584,853	212,051

The provisions for income taxes are summarized as follows:

		As of December 31,
		2009	2008

Current		$165,754	$237,465
Deferred		419,099	(25,414)

	Total	$584,853	$212,051

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008

Deferred tax assets
Inventory markdown	$58,482	$36,865
Bad debt expense	66,448	3,599
Depreciation	73,376
Other	12,107
Net loss carried forward	1,081,860	245,008
Gross deferred tax assets	1,292,273	285,472
Valuation allowance	(1,081,860)	(245,008)
Net deferred tax assets	210,413	40,464

Deferred tax liabilities
Depreciation & amortization	-	(12,581)
Gain on investment in Joint Venture	596,627	-
Others	7,502	(2,469)
Deferred tax liabilites	604,129	(15,050)

Net deferred tax assets (liabilities)	$(393,716)	$25,414

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

As of December 31, 2009 and 2008, the Company had VAT tax payable of $87,419 and $494,387, respectively.

NOTE 14. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2009 and December 31, 2008, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 15.  BUSINESS SEGMENTS

For the years ended December 31, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$7,813,605	$-	$-	$7,813,605
Operating profit (loss)	(1,459,164)	278,453	(140,458)	(1,530,125)	(2,851,294)
Depreciation and amortization	268,816	682,170	27,177		978,163
Capital expenditures	1,046,331	204,250	239,248		1,489,829

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the consolidated results of operations from continuing operations for the fiscal years ended December 31, 2009 and 2008 (data in dollars, except per share data):

				Basic Earnings	Diluted Earnings
	Net Sales	Gross Profit	Net Income (loss)	Per Share	Per Share

Fisccal Year Ended December 31, 2009
First Quarter	$2,308,619	$496,932	$(655,331)	$(0.01)	$(0.01)
Second Quarter	1,681,755	394,165	(463,058)	(0.01)	(0.01)
Third Quarter	2,289,669	665,253	(485,945)	(0.01)	(0.01)
Fourth Quarter	1,533,562	244,755	2,344,562	0.06	0.05
Fiscal Year	$7,813,605	$1,801,105	$740,229	$0.03	$0.02

Fisccal Year Ended December 31, 2008
First Quarter	$1,909,707	$792,212	$475,369	$0.01	$0.01
Second Quarter	1,135,466	154,248	(242,341)	(0.01)	(0.01)
Third Quarter	892,400	176,237	(214,458)	(0.00)	(0.00)
Fourth Quarter	3,125,342	694,789	21	0.00	0.00
Fiscal Year	$7,062,915	$1,817,487	$18,592	$0.00	$0.00

NOTE 17. CONCENTRATIONS

For the years ended December 31, 2009, one major customer accounted for approximately 83% of total sales.  At December 31, 2009, the two customers accounted for 39% and 35% of the total accounts receivable outstanding, respectively.

For the years ended December 31, 2008, three major customers accounted for 33%, 18% and 10% of total sales, respectively.  At December 31, 2008, the two customers accounted for 58%, and 36% of the total accounts receivable outstanding, respectively.

For the years ended December 31, 2009, 87% of sales were made to customers in North America and 13% of sales were made to customers in Asia.

For the years ended December 31, 2008, 38% of sales were made to customers in North America and 62% of sales were made to customers in Asia.

NOTE 18. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 19. COMMITMENT AND CONTINGENCIES

On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement (the “Purchase Agreement”) with Bengbu Design & research Institute for Glass Industry (“Bengbu”) pursuant to which the Company agreed to issue 9,000,000 shares of its common stock (“Common Stock”) for an aggregate purchase price of US$9,000,000. The Purchase Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place in the near future, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.

NOTE 20. SUBSEQUENT EVENTS

On March 28, 2010, certain existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $6,925,329 held by such stockholders into shares of the Company’s common stock at a price per share of $1.60.

The Company has reviewed subsequent event through March 31, 2010 and no additional material subsequent events occurred through that date.