Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2010-04-30
CIK 726435

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

There were 50,133,461 shares of common stock outstanding as of April 28, 2010.

EXPLANATORY NOTE

This Amendment to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is being filed in order to submit certain previously omitted information required to be included in Part III thereof in accordance with General Instruction G(3) to Form 10-K.

                Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text of Items 10, 11, 12 and 14 of Part III thereof in their entirety and substituting the following.

APOLLO SOLAR ENERGY, INC.

FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

	PART III	Page

ITEM 10.	Directors, Executive Officers and Corporate Governance	4
ITEM 11.	Executive Compensation	8
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
ITEM 14.	Principal Accounting Fees and Services	12

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	13
SIGNATURES
EXHIBITS 31.1
EXHIBITS 31.2

WEST\21939336.2

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The following sets forth our current directors and information concerning their age and background as of April 28, 2010:

Name	Age	Position with the Company	Director Since
Renyi Hou	53	Chairman and Chief Executive Officer	2008
Hongwei Ke	49	Director and Managing Director	2008
Kang Sun	54	Director	2008
Zhimin Cao	52	Director	2008
Elliot Maza	53	Director	2009
James M. Lee	63	Director	2009
Jingong Pan	45	Director and Vice President	2010

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

Kang Sun has been a director since October 2008.  Since July 2008, Dr. Sun has served as chief executive officer and director of Amprius Inc.  From September 2007 to July 2008, Dr. Sun served as the president and chief operating officer of JA Solar Holdings Co., Ltd., and as their director from January 2007 to July 2008.  Dr. Sun has also served as a director and partner at Index Capital Group, an investment company in the U.S., since 2002.  From 2005 through 2007 Dr. Sun served as a managing director of new business development and chief strategy officer of new business and new product group at Applied Materials Inc., the world's largest manufacturer of semiconductor capital equipment. From 2002 to 2005, Dr. Sun served as vice president of business development of Microfabrica Inc., a U.S. manufacturer of micro devices.  Dr. Sun also currently serves as a director of Comtec Solar Systems Limited, DayStar Technologies Inc., and RayTracker. Dr. Sun holds a Ph. D. in Material Science from Brown University, a Master's degree in Chemistry from the University of Georgia and a Bachelor's degree in Chemistry from Nanjing University, China.

Zhimin Cao has been a director since 2008.  From 2000 through the present date, Dr. Cao has been a professor at the College of Marine Geosciences, Ocean University of China. Dr. Cao’s research is focused on Economic Geology, Geochemistry, Marine Geology and Submarine Resources Exploring Sensor Technology.  From May 2000 to July 2000, Dr. Cao served as a visiting scientist at Colorado State University. Dr. Cao earned his Ph.D. , Master’s and Bachelor’s degrees from Chengdu University of Technology, China University of Geosciences and Wuhan University of Geosciences (predecessor of China University of Geosciences), respectively.

   Elliot M. Maza has been a director since 2009.   From 2006 through the present date, Mr. Maza has served as the President and Chief Financial Officer and director of Intellect Neurosciences, Inc., a development stage biopharmaceutical company. Mr. Maza also currently serves as a director of AXM Pharma, Inc.  From 2003 to 2006, Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a company specializing in oral drug delivery. From March 1999 to December 2003 Mr. Maza was a partner at Ernst and Young LLP and a Vice President at Goldman Sachs, Inc. and JP Morgan Securities, Inc. From 2004 to 2008, Mr. Maza served on the board of Tapestry Pharmaceuticals, Inc., a listed development stage company focused on developing proprietary therapies for the treatment of cancer. From 1985 to April 1989, Mr. Maza practiced law at Sullivan and Cromwell LLP in New York. Mr. Maza received a Bachelor’s degree in accounting from Touro College and a J.D. from the University of Pennsylvania Law School. Mr. Maza is a licensed CPA in the State of New Jersey and the State of New York.

James M. Lee has been a director since 2009.  From 1988 through 2008 Mr. Lee served in a number of different roles with Intel Corporation, including General Manager of Intel's manufacturing subsidiary in Shanghai and Lab Director of Intel's California Technology.  During his tenure at Intel, Mr. Lee successfully led a professional team developing leading edge DRAMs and the world's first commercial flash memories. Mr. Lee received a Bachelor’s degree in Electronic Engineering from the University of Illinois and a Master’s Degree in Electronic Engineering from Syracuse University.

Dr. Jingong Pan, has been a director and Vice President of the Company since 2010.  Dr. Pan is currently an Adjunct Professor at the New Jersey Institute of Technology.  From 2000 to 2002, Dr. Pan served as a General Manager of Flaming Sun (USA) Corp., and from 1997 to 2000, he served as Vice President of the Bank of China Group.  Dr. Pan received a Bachelor’s degree from the Harbin Institute of Technology, Masters degrees from the Harbin Institute of Technology and the New Jersey Institute of Technology, and a Ph.D. from the New Jersey Institute of Technology.

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

Audit Committee

The current members of our Audit Committee are Messrs. Cao, Lee and Maza (Chairman).  Our board of directors has determined that each member of the Audit Committee meets the independence criteria set forth in the SEC rules for audit committee membership.  The board of directors has also determined that at least one member of the audit committee, Mr. Maza qualifies as an “audit committee financial expert” as defined by the applicable rules of the SEC.

Executive Officers

The following table sets forth the name and age of each of our current executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position with the Company	Officer Since

Renyi Hou	53	Chairman and Chief Executive Officer	2008
Xuefeng Li	37	Interim Chief Financial Officer	2010

Hongwei Ke	49	Managing Director, Sichuan Apollo Solar Science & Technology Co., Ltd. (a wholly-owned subsidiary of the Company)	2008

Jingong Pan	45	Vice President and Director	2010

Haukang Zhou	57	Corporate Secretary	2010

Renyi Hou’s biographical summary is included under “—Directors” above.

Hongwei Ke’s biographical summary is included under “—Directors” above.

Xuefeng Li was appointed to serve as our interim Chief Financial in March of 2010.  Ms. Li has served as the Chief Financial Officer of the Company’s wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd., since 2009.  From 1998 through 2008, Ms. Li served as an Accounting Manager for Sichuan Xinju Mine Co., Ltd.  Ms. Li received a Bachelor’s degree in business management, and is a Certified Public Accountant

Jingong Pan’s biographical summary is included under “—Directors” above.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, none of Mr. Hou, Mr. Heung Sang Fong (our former Chief Financial Officer and director), Mr. Ke, Mr. Sun, Mr. Cao, Mr. Maza, Mr. Lee or Mr. Zhou have filed such reports.

Communication with Directors

Shareholders may communicate with the company’s directors by transmitting correspondence by mail addressed as follows:

Corporate Secretary
c/o Apollo Solar Energy, Inc.
No. 485 Tengfei Third,
Shuangliu Southwest Airport Economic Development Zone,
Shuangliu, Chengdu
People’s Republic of China, 610207

The Corporate Secretary will, as appropriate, forward communication to the Board or to any individual director, directors or Board committee to whom the communication is directed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing such similar functions.  A copy of our code of ethics is attached as an exhibit to our annual report on Form 10-K for fiscal year 2008 filed on April 15, 2009.  If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver via any means required by applicable law.

Risk Oversight

In its governance role, and particularly in exercising its duty of car and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business.  While the Board has the ultimate oversight responsibility for the risk management process, the Board has designated the Audit Committee the initial responsibility for overseeing the company’s risk assessment and risk management.  In fulfilling its delegated responsibility, the Audit Committee has directed the management to ensure that an approach to risk management is implemented as a party fo the day-to-day operations of the company, and to design internal control systems with a view to identifying and managing material risks.

Board Leadership Structure

In accordance with our bylaws, our Board elects our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board may appoint from time to time.  This Board has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and Mr. Renyi Hou currently serves as both our Chairman of the Board and our Chief Executive Officer.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Committee assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  With the responsibility of establishing, implementing and monitoring our executive compensation program philosophy and practices, our Compensation Committee seeks to ensure that total compensation paid to our directors and executive officers is fair and competitive.

Compensation Philosophy and Objectives

Our Compensation Committee’s goals regarding executive compensation are primarily to recruit, hire, retain, motivate and reward.  In determining what constitutes a fair and competitive compensation for each executive, our Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels based on the executive’s general business and industry knowledge and experience and comparable to executives in other companies of similar size and stage of development, while taking into account our relative performance and our strategic goals.

We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes.  During our review of an individual executive’s compensation, our Compensation Committee primarily considers individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers.  Our Compensation Committee also considers factors of corporate performance including the stock prices, sales, revenue and the current overall economic situation.  Adjustments to salary levels are typically made annually as part of the company’s performance review process, as well as upon a change in job responsibility.  Merit-based increases to salaries are based on our Compensation Committee’s assessment of the individual’s performance.

Summary Compensation Table

The following table sets forth summary information concerning compensation of our principal executive officer and principal financial officer during fiscal 2007, 2008 and 2009.  We refer to these persons as our named executive officers.  There was no other officer of the Company, or Sichuan Apollo Solar Science & Technology Co., Ltd., our wholly-owned subsidiary, whose total compensation during fiscal 2007, 2008 or 2009 exceeded $100,000.

Named and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Renyi Hou, Chief Executive Officer(1)	2009	22,489	—	—	—	22,489
	2008	22,489	—	—	—	22,489
	2007	21,353	—	—	—	21,353
Heung Sang Fong	2009	75,500	—	—	—	75,500
Chief Financial Officer(2)	2008	—	—	—	—	—
	2007	—	—	—	—	—

(1)  Mr. Hou served as the Chief Executive Officer of Sichuan Apollo Solar Science & Technology Co., Ltd., our wholly-owned subsidiary, prior to becoming the Chief Executive Officer of the Company.
(2) Mr. Fong’s employment with the Company terminated on March 17, 2010.

2009 Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer in fiscal 2009.

Name	Grant Date(2)	Estimated Future Payouts Under Equity Incentive Plan Award Targets	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards(3)
Heung Sang Fong(1)	2/1/2009	0	$0.82	3.5

(1) Mr. Fong’s employment with the Company terminated on March 17, 2010.
(2) Such option vested as to 1/24 per month from the grant date through Mr. Fong’s termination of employment.
(3) This column reflects the grant date fair value of the option granted in accordance with FASB ASC Topic 718.  See the notes to our financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 value of our equity awards.

2009 Outstanding Equity Awards at Fiscal Year End

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2009.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Heung Sang Fong(1)	02/01/09	375,000	375,000	$0.82	02/01/19
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

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors comprised of annual retainers and fees for each meeting attended based on the following schedule:

	Fiscal 2010	Fiscal 2009
Meeting Attendance – In-Person	$500	$500
Retainer Fees
All directors	17,000	17,000
Audit Committee Chairman	10,000	10,000
Audit Committee Member (other than Chairman)	1,500	1,500
Compensation Committee Chairman	2,000	2,000
Compensation Committee (other than Chairman)	1,500	1,500
Nomination and Governance Committee Chairman	2,000	2,000
Nomination and Governance Committee (other than Chairman)	1,500	1,500

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

Fiscal 2009 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Zhimin Cao	600	—	—	600
Kang Sun	10,000	—	—	10,000
Elliot Maza	15,000	—	—	15,000
James Lee	10,000	—	—	10,000

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have served as one of our officers or employees. None of our executive officers currently serves, or in fiscal 2009 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

Risk Considerations in Determining Compensation

Our Compensation Committee reviewed the various design elements of our comepnsation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking.  Following the risk evaluation, the Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

COMPENSATION COMMITTEE

James Lee (Chair)
Zhimin Cao
Kang Sun

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2009:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	830,000	$0.95	5,845,000
Total	830,000	$0.95	5,845,000

Security Ownership and Certain Beneficial Owners and Managers

The following table sets forth as of April 28, 2010, certain information with respect to the beneficial ownership of our common stock by (i) any person or group which beneficially owns more than 5% of such common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  In determining beneficial ownership of the Common Stock, the number of shares shown includes all shares of common stock underlying options or warrants exercisable by such person within 60 days of April 28, 2010. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Name and Address	Number of Shares	Percentage
of Beneficial Owner (1)	Beneficially Owned	of Class

Renyi Hou (2)	13,260,000	26.45%
Cede & Co.	2,547,441	5.08%
Haukang Zhou	2,050,000	4.09%
Yong Ling	1,920,000	3.83%
Xuefeng Li	1,451,586	2.90%
Hongwei Ke	890,000	1.78%
Kang Sun (3)	20,000	*
Zhimin Cao (4)	20,000	*
James Lee (5)	20,000	*
Eliot Maza (6)	20,000	*
New Greatwall Limited	6,595,800	13.16%
All executive officers and directors as a group (7 persons)	19,110,586	38.12%

 * Less than 1%

(1) Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu, People’s Republic of China, 610207.

(2)  Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu.

 (3)  Represents share of our common stock issuable upon exercise of options held by Mr. Sun that may be exercised within 60 days of April 28, 2010.

(4) Represents share of our common stock issuable upon exercise of options held by Mr. Cao that may be exercised within 60 days of April 28, 2010.

(5)  Represents share of our common stock issuable upon exercise of options held by Mr. Lee that may be exercised within 60 days of April 28, 2010.

(6)  Represents share of our common stock issuable upon exercise of options held by Mr. Maza that may be exercised within 60 days of April 28, 2010.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008, by Partiz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2009	2008
Audit Fees (1)	$89,500	$65,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$3,500	$0

Total	$93,000	$65,000

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

     For the fiscal years ended December 31, 2009, and 2008, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit		Filed
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1
Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , dated April 30, 2010

X
31.2
Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010

X
32.1	Certification of Principal Executive Officer and Principal Financial Officer prusuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 q the Sarbanes- Oxley Act of 2002	X
______________________
* Denotes a compensatory plan, contract or arrangement, in which the registrant’s directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

Apollo Solar Energy, Inc.

By:	/s/Renyi Hou
Name:	Renyi Hou
Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ RENYI HOU Renyi Hou	Chief Executive Officer and President (Principal Executive Officer)	April 30, 2010

/s/ XUEFENG LI Xuefeng Li	Interim Chief Financial Officer	April 30, 2010

/s/ HONGWEI KE Hongwei Ke	Director	April 30, 2010

/s/ KANG SUN Kang Sun	Director	April 30, 2010

/s/ ZHIMIN CAO Zhimin Cao	Director	April 30, 2010

/s/ ELLIOT MAZA Elliot Maza	Director	April 30, 2010

/s/ JAMES LEE James Lee	Director	April 30, 2010

/s/ JINGONG PAN Jingong Pan	Director	April 30, 2010