Form 10-Q
period 2010-05-17
APOLLO SOLAR ENERGY, INC.
filed 2010-05-17
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-12122

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

                                                      Large accelerated filer                                                      ☐                                                      Accelerated filer ☒
Non-accelerated filer                                                      ☐                                                      Smaller reporting company   ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 50,133,461 shares of common stock issued and outstanding as of May 14, 2010.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2010

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$2,668,832	$507,776
Account receivable net of allowance for doubtful accounts	820,485	164,093
$407,080 and $404,678, respectively
Inventories	8,265,880	7,944,740
Due from related parties	3,638,247	3,652,756
Prepaid expenses and other sundry current assets	654,149	583,826
Total current assets	16,047,593	12,853,191

Property, machinery and mining assets, net	20,864,505	21,048,231
Non-marketable investment	43,951	43,943
Investment in joint venture	189,206	189,175
	21,097,662	21,281,349

Total Assets	$37,145,255	$34,134,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Short-term loan	5,853,765	4,388,033
Account payable - trade	510,293	283,689
- Construction vendors	2,784,587	2,764,464
Accrued expenses, taxes and other sundry current liabilities	1,260,390	1,239,674
Deferred taxes liability	393,781	393,716
Due to shareholders	7,835,615	5,839,869
Total current liabilities	18,638,431	14,909,445

Shareholders' equity
Perferred stock, $.001 par value,25,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2010 and December 31, 2009
Common stock, $.001 par value, 100,000,000 shares authorized,	44,555	44,555
44,555,131 and 44,555,131 issued and outstanding at March 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	19,586,573	19,192,138
Accumulated deficit	(2,384,950)	(1,298,792)
Accumulated other comprehensive income	1,260,646	1,287,194
Total shareholders' equity	18,506,824	19,225,095

Total Liabilities And Shareholders' Equity	$37,145,255	$34,134,540

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2010	2009

Sales	$1,073,774	$2,308,619
Cost of sales	(839,028)	(1,811,687)
Gross profit	234,746	496,932
Operating Expenses
General and administrative expenses	795,701	780,236
Stock based compensation	394,436	200,180
Selling expenses	72,101	70,497
Research and development expenses	9,577	11,018
Total Operating Expenses	1,271,815	1,061,931
Operating Loss	(1,037,069)	(564,999)
Interest expense	(104,286)	(90,333)
Other income	55,196	-
Net loss	$(1,086,159)	$(655,332)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$3,033	$(28,929)
Comprehensive loss	$(1,083,126)	$(684,261)

Basic and Diluted Loss per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common share outstanding
Basic	44,555,131	44,555,131
Diluted	45,385,131	44,555,131
The accompanying notes are an aggreate part of the financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(1,086,159)	$(655,332)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	394,436	200,180
Depreciation	226,552	368,720
Deferred tax assets	-	9,460

Changes in assets and liabilities:
(Increase) decrease in -
Account receivable-trade	(656,213)	151,045
Inventories	(319,763)	157,766
Advance for purchases	-	(229,880)
Prepaid expenses and other sundry current assets	(38,591)	168,317
Account payable-trade	226,505	(92,253)
Accounts payable - construction	19,666	1,544
Accrued expenses and other sundry current liabilities	(11,126)	(9,523)
Net cash provided by (used in) operating activities	(1,244,693)	70,044

Cash flows from investing activities
Non-marketable investment	-	(43,883)
Purchase of property and equipment	(39,416)	(706,774)
Government subsidy to purchase of Fixed Assets	-	2,018,639
Acquisition of land use rights	-	(3,666,306)
Acquisition of extraction rights		(2,588)
Net cash used in investing activities	(39,416)	(2,400,913)

Cash flows from financing activities
Proceeds from short-term loans	1,464,674	1,945,500
Advance from (payment to) shareholder	1,965,276	(2,727,610)
Advance from (payment to) related party	15,105	(216,478)
Net cash provided by (used in) financing activities	3,445,055	(998,588)

Effect of exchange rate changes on cash and cash equivalents	110	(496)

Net increase (decrease) in cash and cash equivalents	2,161,056	(3,329,953)

Cash and cash equivalents, beginning of period	507,776	4,874,044

Cash and cash equivalents, end of period	$2,668,832	$1,544,091

Supplemental disclosures of cash flow information:

Interest paid	$55,105	$69,563
Income taxes paid	$91,042	$2,846
The accompanying notes are an aggreate part of the financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

No impairment loss was recorded for the three months ended March 31, 2010 and 2009, respectively.

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

 Recently issued accounting pronouncements

 In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December, 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 4. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2010	December 31, 2009

Raw Materials	$2,585,569	$3,232,860
Work-in-progress	967,503	1,230,281
Finished goods	4,712,808	3,481,599

Total	$8,265,880	$7,944,740

NOTE 5: PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	As of
	March 31, 2010	December 31,2009

Buildings	$14,402,511	$14,400,190

Right to use land	3,996,533	3,995,890
Machinery and equipment	2,709,058	2,654,064
Office equipments	245,072	234,126
Vehicle	485,961	464,990
Mining	341,373	320,496
Construction in progress	1,103,623	1,188,824
Sub-total	23,284,131	23,258,580

Less: Accumulated depreciation	(2,419,626)	(2,210,349)

Total	$20,864,505	$21,048,231

 Depreciation expense for the three months ended March 31, 2010 and 2009 was $ 226,552 and $368,720 respectively.

Estimated costs to complete the construction in progress after March 31, 2010  are not anticipated to be material. Construction is expected to be completed in the second quarter of 2010.

NOTE 6. DUE FROM RELATED PARTIES

The breakdown of due from related parties consists of the following:

		As of
		March 31, 2010	December 31, 2009

Due from Xinju		$3,644,678	$3,477,719
Due to JV-Chenggu Zhong Guandian		(6,431)	175,037

	Total	$3,638,247	$3,652,756

Xinju is a related party partially owned by a majority shareholder of Apollo who has personally guaranteed repayment of this obligation to the Company.  JV-Chengdu Zhong Guandian is a newly formed JV in which Apollo holds a 35% of the equity interest (see note 8). All the above loans are non-interest bearing and due on demand.

NOTE 7. NON-MARKETABLE SECURITIES

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The Company accounted for this investment using the cost method of accounting.

NOTE 8. INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company entered into a joint venture agreement (the “Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”)  is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.  As of March 31, 2010 the JV  has not commenced operations. The Company will account for this investment on the equity method once the operations of the JV commence.

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

In accordance with authoritative accounting guidance the Company has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of it’s net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as an extraordinary gain according to the guidance. As of December 31, 2009, the Company has contributed net assets of RMB 11,290,716 (equivalent to $1,653,832) and RMB 37,170,000 (equivalent to $5,444,500) loan payable to the Agency has been assigned to the Joint Venture. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 25,182,671 (equivalent to $3,977,512) which is reported as income on the accompanying statement of operations for the year ended December 31, 2009. As of December 31, 2009, not all of the capital contributions and assets to be contributed to the JV have been performed. In addition, as of March 31, 2010, no additional transfers to the JV have occurred. The Company will report additional gains in subsequent periods when the additional contributions are made to the JV. The Company is treating the extraordinary gain as a non-taxable event.

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

NOTE 9.  ACCRUED EXPENSEs, TAXES AND OTHER SUNDRY CURRENT LIABILITIES

Accrued expenses, taxes and other sundry current liabilities are listed as below:

		As of
		March 31, 2010	December 31, 2009

Accured Interest		$847,787	$797,180
Government subsidy for research & development		87,901	87,886
Salaries and benefits		102,275	101,647
Taxes		55,781	87,419
Professional fees		85,000	103,333
Other accured expenses		81,646	62,209

	Total	$1,260,390	$1,239,674

NOTE 10.  SHORT-TERM LOAN

    The short-term loan includes the following:

	Balance at
	March 31,	December 31,
	2010	2009
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2010, with interest at	$-	$604,951
5.31% per annum,collateralized by certain plant equipment of Sichuan Apollo

b) Loan payable to Bank of Communication, Chengdu branch
due on February 8, 2011, with interest at	293,001	292,954
6.64% per annum, collateralized by the buildings and land use right of Diye

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on August 19, 2010, with interest at	732,502	732,386
5.85% per annum, collateralized by the the buildings of Sichuan Apollo

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2010, with interest at
5.85% per annum, collateralized by the the buildings of Sichuan Apollo	732,504	732,386

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu
due on October 21, 2010, with interest at
6.57% per annum, collateralized by the the buildings of Sichuan Apollo	1,025,506	1,025,341

f) Loan payable to an unrelated party
due on September 22, 2010, with interest at
15% per annum	1,000,175	1,000,015

g) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 19,2011 with interest at
5.84% per annum, collateralized by the the buildings of Sichuan Apollo	1,465,027	-

h) Note payable consist of non-interest bearing note due in August 31, 2010
payable to JV (see note 8)	605,050	-
	$5,853,765	$4,388,033

NOTE 11. DUE TO STOCKHOLDERS

Due to stockholders consist of non-interest bearing notes due in July 2010. All notes were converted to common stock on April 23, 2010. See note 20.

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

Weighted-average Black-Scholes value
Black-Scholes Assumptions:	$4.69
Expected lives	4.9 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

The following is a summary of the Company's stock option activity and related information for its option plan for the 3 months ended March 31, 2010.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2009	830,000	$0.96
Granted	-	-
Exercised	-	-
Forfeited	(312,500)	0.82

Outstanding at March 31, 2010	517,500	.10	9 years

Exercisable at March 31, 2010	517,500	$.10	9 years

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

NOTE 14. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of March 31, 2010 and December 31, 2009, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 15.  BUSINESS SEGMENTS

For the three months ended March 31, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$1,073,774	$-	$-	$1,073,774
Operating loss	(272,441)	(248,397)	(42,769)	(473,462)	(1,037,069)
Depreciation and amortization	46,140	173,541	6,871		226,552
Capital expenditures	19,092	1,753	18,571		39,416

NOTE 16. CONCENTRATIONS

For the three months ended March 31, 2010, two major customers accounted for approximately 76% of total sales.  At March 31, 2010, one customer accounted for 91% of total accounts receivable outstanding, respectively.

For the three months ended March 31, 2009, one major customer accounted for 87.5% of total sales.

For the three months ended March 31, 2010, 18% of sales were made to customers in North America and 82% of sales were made to customers in Asia.

For the three months ended March 31, 2009, 88.7% of sales were made to customers in North America and 11.3% of sales were made to customers in Asia.

NOTE 17. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 18. COMMITMENT AND CONTINGENCIES

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

 NOTE 19. SUBSEQUENT EVENTS

Certain existing Company stockholders and a creditor entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder or creditor agreed to convert aggregate loans to the Company in the amount of $8,925,329 into shares of the Company’s common stock at a price per share of $1.60.  This transaction was completed on April 23, 2010.

The Company has reviewed subsequent event through May 15, 2010 and no additional material subsequent events occurred through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed on April 30, 2010. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

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

We believe we are unique in that we expect to both mine and refine of our tellurium-based products, with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through our Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we expect to mine the raw material, and perform both refining functions, directly and through our VIE Arrangement, we consider ourselves a supplier with uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

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

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At March 31, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $407,080 and $404,678 respectively.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009 (unaudited):

	Three Months Ended March 31,
	2010	2009

Sales	$1,073,774	$2,308,619
Cost of sales	839,028	1,811,687
Gross profit	234,746	496,932
Expenses
General & administrative expenses (including non-cash stock compensation expenses of $394,436 and $200,180 for the 3 months ended March in 2010 and 2009, respectively)	1,190,137	968,595
Selling expenses	72,101	70,497
Research and development expenses	9,577	11,018
Total operating expenses	1,271,815	1,050,110
Loss from operations	(1,1037,069)	(553,178)
Interest expense	(104,286)	(90,333)
Other income	55,196	-
Net Loss	(1,086,159)	(643,511)

As a Percentage of Sales
Sales	100.0%	100.0%
Cost of sales	78.1%	78.5%
Gross profit	21.9%	21.5%
Expenses
General & administrative expenses	103.1%	42.0%
Selling expenses	6.7%	3.1%
Research and development expenses	0.9%	0.5%
Total operating expenses	110.7%	45.5%
Net Loss	(88.8%)	(27.9	) %

Three Months Ended March 31, 2010 and 2009

Sales

Sales for the three months ended March 31, 2010 were $1,073,774, compared to the sales of $2,308,619 in the same period in 2009. This decrease of 53.5% was primarily attributable to the global financial crisis and the long lead time of our products. Due to the financial crisis, a significant number of our customers did not place order as planned at the second half of last year, and the long lead time cause a long period of time between the date we received the orders and the time we ship the goods and recognize the revenue. As such, our business volume was reduced for the three months ended March 31, 2010. In addition, the Company’s tighter credit policy to customers and the high degree of concentration on certain customers in the past also contributed to the drop of sales for the three months ended March 31, 2010.

Cost of sales

Cost of sales for the three months ended March 31, 2010 was $839,028, compared to the cost of sales of $1,811,687 for the period ended March 31, 2009. The decrease in dollar amount was 53.7% and was in line with the decrease of sales. The Solar industry is strong globally, which helped stimulate the market for non-ferrous metal materials. As a result, the demand for tellurium material has largely increased, leading to pricing changes. The Company is currently negotiating with its customers, including First Solar, on the price of its products. The products manufactured for First Solar that were not delivered in the first quarter of 2010 are expected to be sold in the near future.

Gross profit

Gross profit for the three months ended March 31, 2010 was $234,746, compared to the gross profit of $496,932 for the period ended March 31, 2009. This represented a decrease of $262,185, or 52.8%, compared to the same period of 2009, which was in line with the decrease of sales. The gross profit margin for the three months ended March 31, 2010 was 21.9%, compared to that of 21.5% in the same period of 2009. The decrease in gross profit was in line with the decrease in sales. Profit margin remained stable as we have developed a relatively mature method of production.

Selling and marketing expenses

For the three months ended March 31, 2010, selling and marketing expenses were $72,101, compared to $70,497 for the same period ended March 31, 2009, representing an increase of 2.3%. In February 2009, we signed an agreement to appoint CERAC as our exclusive agent to distribute our products in North America, excluding First Solar. The exclusive agreement was reduced to a non-exclusive general distributor agreement in September 2009, as guaranteed sales volume fell short, this contributed to the increase of selling expense. In addition, to overcome this difficult time, we increased our expending on marketing, trying to explore and develop new markets, this will not only enhance our sales in the future, but also will improve our position through changing the situation that we were over concentrated on a few customers in the past. Both we believe will bring positive effects on our future sales.

General and administrative expenses

We incurred general and administrative expenses of $1,190,137 for the three months ended March 31, 2010, when compared to that of $968,595 in the same period of 2009, representing an increase of 22.9%. The increase was primarily due to the growth in salary and the option related expense, which has increased $70,501, or 87.4%, and $194,256, or 97% respectively compared to the same period of 2009. The increase of salary was primarily due to additional administrative staff was also added to support our listing functions, and the increase of option related expense was due to the increased number of options issued to senior officers and directors in February and April 2009, expenses of which were only partially or not occurred for the three months ended March 31, 2009.

Research and development expenses

For the three months ended March 31, 2010, we incurred R&D expenses of $9,577, compared to $11,018 for the three months ended March 31, 2009. This represents a decrease of 13.1% although the percentage of research and development expenses took of sales has increased from 0.5% to 0.9%. The decrease of absolute amount of spending on research and development expenses was due to the lower salary of R&D employees. In the second quarter of 2009 we reduced headcount of the R&D department but in the third quarter we re-filled the vacancy with same qualified, but lower salary people thanks to the competitive labor supply market at that time. We are committed to the improvement of product quality and the development of new products. We will continue to invest in R&D to ensure our products are of high quality and remain competitive.

Net income/loss

For the three months ended March 31, 2010 we had a net loss of $1,086,159, compared to net loss of $655,332 for the three months ended March 31, 2009. The main reason for decrease in net income in the three months ended March 31, 2010 was a decrease in sales and an increase in costs, primarily in administrative costs representing stock based compensation. Included in the net loss for the three months ended March 31, 2010 was non-cash stock based compensation of $394,436.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	Three Months Ended March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(1,244,693)	$70,044
Net cash (used in) provided by investing activities	(39,416)	(2,400,913)
Net cash provided by (used in) financing activities	3,445,054	(998,588)
Effect of exchange rate changes on cash	109	(496)
Net increase (decrease) in cash	$2,161,056	$(3,329,953)
Cash at beginning of period	507,776	4,874,044
Cash at end of period	$2,668,832	$1,544,091

Net cash (used in) provided by operating activities.

Net cash used in operating activities for the three months ended March 31, 2010 was $1,244,693, compared to net cash provided by $70,044 in the same period in 2009. Cash used in operating activities was accounted for by an increase in accounts receivable of $656,213, an increase in inventory $319,763, an increase in advance for purchases of $64,601, a decrease in the other payable of $39,107, and a decrease in accrued expenses of $14,690.

For the three months ended March 31, 2009, Cash provided by operating activities was accounted for by a decrease in accounts receivable of $151,044, a decrease in inventory $157,766, a decrease in prepaid expenses of $177,777, an increase in the advance for purchases of $229,880, and an increase in accounts payable of $92,253.

Net cash (used in) investing activities.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $39,416 and $2,400,913, respectively. For the three months ended March 31, 2010, the cash used in investing activities primarily consisting of the additional investment of $42,744 in Company’s extraction rights. In the first quarter of 2009, we received $2,018,639 in government subsidies from the PRC in connection with our successful listing as a public company in the United States. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash (used in)/provided by financing activities.

Net cash provided by financing activities for the three months ended March 31, 2010 was $3,445,054, mainly consisting of the significant $1,464,674 cash inflow from short term bank loans, and $1,992,777 net cash inflow from loan from shareholders.

Net cash used in financing activities for the three months ended March 31, 2009 was $998,588, constituting the repayment of shareholder loans of $2,727,610 and payments to related party of $216,478, and net of the proceeds from a short-term loan of $1,945,500.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future. Nevertheless, the Company believes that financing will be available on normal trade terms if needed.

Contractual obligations

The following table describes our contractual commitments and obligations as of March 31, 2010:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
Loans from shareholders	$7,835,615	$7,835,615	$	----	$—	$—
Short term debt	$5,853,765	$5,853,765		$—	—	—
	$13,689,380	$13,689,380		$—	$—	$—

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008 and 1:6.8270 on December 31, 2009. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates: 1:6.8363 for the three months ended March 31, 2009 and 1:6.8275 for the three months ended March 31, 2010. Our operating results in the past have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar from July 21, 2005 to March 31, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except those disclosed above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed on April 30, 2010 for our 2009 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Index to Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No	Exhibit Title	Herewith	Form	No.	No.	Date
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: May 17, 2010	By: /s/ Renyi Hou
Renyi Hou
Chief Executive Officer

Date: May 17, 2010	By: /s/ Xuefeng Li
Xuefeng Li
Chief Financial Officer