Form 10-Q
period 2010-06-30
APOLLO SOLAR ENERGY, INC.
filed 2010-08-16
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

There were 50,133,461 shares of common stock issued and outstanding as of August 15, 2010.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2010

ITEM 1. Financial Statements
APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$354,299	$507,776
Account receivable net of allowance for doubtful accounts	416,255	164,093
$409,751 and $404,678, respectively
Inventories	7,751,673	7,944,740
Due from related parties	4,411,271	3,652,756
Prepaid expenses and other sundry current assets	772,804	583,826
Total current assets	13,706,302	12,853,191

Property, machinery and mining assets, net	21,908,168	21,048,231
Non-marketable investment	45,479	43,943
Investment in joint venture	189,206	189,175
Total other assets	22,142,854	21,281,349

Total Assets	$35,849,154	$34,134,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Short-term loan	3,853,165	4,388,033
Account payable - trade	521,099	283,689
- Construction vendors	2,516,650	2,764,464
Accrued expenses, taxes and other sundry current liabilities	2,011,371	1,239,674
Deferred taxes liability	318,191	393,716
Due to shareholders	-	5,839,869
Total current liabilities	9,220,477	14,909,445

Shareholders' equity
Perferred stock, $.001 par value,25,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2010 and December 31, 2009
Common stock, $.001 par value, 100,000,000 shares authorized,	50,133	44,555
50,133,462 and 44,555,131 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	28,553,660	19,192,138
Accumulated deficit	(3,396,107)	(1,298,792)
Accumulated other comprehensive income	1,420,991	1,287,194
Total shareholders' equity	26,628,677	19,225,095

Total Liabilities And Shareholders' Equity	$35,849,154	$34,134,540
The accompanying notes are an aggreate part of the financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$1,501,919	$1,681,755	$2,575,965	$3,990,374

Cost of sales	(1,258,220)	(1,287,590)	(2,097,459)	(3,099,278)

Gross profit	243,699	394,165	478,505	891,096

Operating Expenses
General and adminstrative expenses	787,829	656,621	1,922,936	1,625,216
Selling expenses	44,218	51,220	116,337	121,717
Research and development expenses	343,531	38,944	353,110	49,962
Total Operating Expenses	1,175,578	746,785	2,392,384	1,796,895

Operating Loss	(931,879)	(352,620)	(1,913,879)	(905,800)

Interest expenses	(79,123)	(98,771)	(183,436)	(189,103)

Loss before income taxes	(1,011,002)	(451,391)	(2,097,315)	(1,094,903)

Provision for income taxes	-	11,667	-	23,488

Net loss	$(1,011,002)	$(463,058)	$(2,097,315)	$(1,118,391)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$7,830	$(6,270)	$133,797	$(35,199)

Comprehensive loss	$(1,003,172)	$(469,328)	$(1,963,517)	$(1,153,590)

Basic and Diluted Loss per common share
Basic	$(0.03)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average common share outstanding
Basic	48,723,554	44,555,131	46,743,316	44,555,131
Diluted	48,723,554	44,555,131	46,743,316	44,555,131
                                                          The accompanying notes are an aggreate part of the financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,097,314)	$(1,118,390)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Stock-based compensation	437,960	373,262
Depreciation	458,161	598,367
Deferred tax assets	(78,170)	9,418
Changes in assets and liabilities:
(Increase) decrease in -
Account receivable-trade	(249,430)	(287,821)
Inventories	244,843	213,263
Prepaid expenses and other sundry current assets	274,672	295,005
Account payable-trade	233,976	(301,101)
Accounts payable - construction	(264,657)	(50,469)
Accrued expenses and other sundry currenty liabilities	598,895	(38,919)
Net cash provided used in operating activities	(441,064)	(307,385)

Cash flows from investing activities
Non-marketable investment	-	(43,904)
Payment for research project	(300,000)	-
Purchase of property and equipment, net	(1,092,088)	(1,011,214)
Government subsidy to purchase of Fixed Assets	-	2,019,579
Acquisition of land use rights	-	(3,673,545)
Acquisition of extraction rights and other properity and equipment	(79,938)	-
Net cash used in investing activities	(1,472,026)	(2,709,084)

Cash flows from financing activities
Proceeds from short-term loans, net of payment of short-term loans	439,513	1,956,358
Proceeds from shareholder loan	2,000,000	-
Payment shareholder loan	(1,493)	(3,202,661)
Advance to related party	(679,762)	(361,671)
Net cash provided by (used in) financing activities	1,758,258	(1,607,974)

Effect of exchange rate changes on cash and cash equivalents	1,353	(6,284)

Net decrease in cash and cash equivalents	(153,478)	(4,630,727)

Cash and cash equivalents, beginning of year	507,776	4,874,044

Cash and cash equivalents, end of period	$354,298	$243,318
Supplemental disclosures of cash flow information:

Interest paid	$114,536	$5,163
Income taxes paid	$93,290	$9,862
                                                                                                                                                The accompanying notes are an aggreate part of the financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

No impairment loss was recorded for the six months ended June 30, 2010 and 2009, respectively.

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

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

NOTE 4. DUE FROM RELATED PARTIES

The breakdown of due from related parties consists of the following:

		As of
		June 30, 2010	December 31, 2009

Due from Xinju		$4,315,947	$3,477,719
Due to JV-Chenggu Zhong Guandian		14,655	175,037

	Total	$4,411,271	$3,652,756

Xinju is a related party partially owned by a majority shareholder of Apollo who has personally guaranteed repayment of this obligation to the Company.  JV-Chengdu Zhong Guandian is a newly formed JV in which Apollo holds a 35% of the equity interest (see note 6). All the above loans are non-interest bearing and due on demand.

NOTE 5. NON-MARKETABLE SECURITIES

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The Company accounted for this investment using the cost method of accounting.

NOTE 6. INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company entered into a joint venture agreement (the “Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”)  is being formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.  As of June 30, 2010 the JV  have not commenced operations. The Company will account for this investment on the equity method once the operations of the JV commence.

Under the terms of the Agreement, Sichuan Apollo agreed to contribute land, a manufacturing plant and other equipment with a net book value of approximately $2.3 million to the newly formed JV for a 35% interest in the JV. In addition, under the terms of the agreement, debt of the Company aggregating RMB 37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV.   Bengbu and the Agency agreed to contribute cash equal to their aggregated 65% interest in the JV of RMB 142,800,000.

In accordance with authoritative accounting guidance the Company has reported an extraordinary gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of it’s net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as an extraordinary gain according to the guidance. As of December 31, 2009, the Company has contributed net assets of RMB 11,290,716 (equivalent to $1,653,832) and RMB 37,170,000 (equivalent to $5,444,500) loan payable to the Agency has been assigned to the Joint Venture. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 25,182,671 (equivalent to $3,977,512) which is reported as income on the accompanying statement of operations for the year ended December 31, 2009. As of December 31, 2009, not all of the capital contributions and assets to be contributed to the JV have been performed. In addition, as of June 30, 2010, no additional assets were transfered to JV. The Company will report additional gains in subsequent periods when the additional contributions are made to the JV. The Company is treating the extraordinary gain as a non-taxable event.

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

NOTE 7.  SHORT-TERM LOAN

The short-term loan includes the following::

	Balance at
	June 30,	December 31,
	2010	2009
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2010, with interest at	$609,018	$604,951
5.31% per annum,collateralized by certain plant equipment of Sichuan Apollo

b) Loan payable to Bank of Communication, Chengdu branch
due on February 8, 2011, with interest at	294,902	292,954
6.64% per annum, collateralized by the buildings and land use right of Diye

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on August 19, 2010, with interest at	737,311	732,386
5.85% per annum, collateralized by the the buildings of Sichuan Apollo

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2010, with interest at
5.85% per annum, collateralized by the the buildings of Sichuan Apollo	737,311	732,386

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu
due on October 21, 2010, with interest at
6.57% per annum, collateralized by the the buildings of Sichuan Apollo		1,025,341

f) Loan payable to an unrelated party
due on September 22, 2010, with interest at
15% per annum		1,000,015

g) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 19,2011 with interest at
5.84% per annum, collateralized by the the buildings of Sichuan Apollo	1,474,622	-

	$3,853,164	$4,388,033

NOTE 8.  STOCK INCENTIVE PLAN

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

Weighted-average Black-Scholes value
Black-Scholes Assumptions:	$4.69
Expected lives	2 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

The following is a summary of the Company's stock option activity and related information for its option plan for the six  months ended June 30, 2010.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2009	830,000	$0.96
Granted	-	-
Exercised	-	-
Forfeited	(312,500)	0.82

Outstanding at June 30, 2010	517,500	.10	9 years

Exercisable at June 30, 2010	517,500	$.10	9 years

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

NOTE 10. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2010 and December 31, 2009 , the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 11.  BUSINESS SEGMENTS

For the six months ended June 30, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$2,532,278	$43,687	$-	$2,575,975
Operating loss	(438,539)	(482,798)	(83,148)	(909,394)	(1,913,879)
Depreciation and amortization	270,799	173,585	13,777		458,161
Capital expenditures	(63,815)	-	(79,938)	-	(143,753)
Total Assets	21,942,759	13,027,703	550,607	328,085	35,849,154

For the six months ended June 30, 2009,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$3,990,374	$-	$-	$3,990,374
Operating loss	(372,329)	178,444	(43,522)	(668,393)	(905,799)
Depreciation and amortization	240,849	344,079	13,439		598,367
Capital expenditures	2,413,269	149,540	102,371		2,665,180
Total Assets	22,275,758	11,357,296	2,160,418	146,325	35,939,797

NOTE 12. CONCENTRATIONS

For the six months ended June 30, 2010, three major customers accounted for approximately 69% of total sales.  At June 30, 2010, one customer accounted for 85% of total accounts receivable outstanding, respectively.

For the six months ended June 30, 2009, one major customer accounted for 84.3% of total sales.

For the six months ended June 30, 2010, 27.7 % of sales were made to customers in North America and 72.3% of sales were made to customers in Asia.

For the six months ended June 30, 2009, 6.2% of sales were made to customers in North America and 93.8% of sales were made to customers in Asia.

NOTE 13. JOINT TECHNOLOGY

On March 16, 2010 (the “Effective Date”), the Company entered into a Joint Research Agreement (the “Agreement”) with the New Jersey Institute of Technology (the “NJIT”) pursuant to which the Company agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000, to be delivered in three equal installments within 15 days of each of the Effective Date, the first anniversary of the Effective Date, and the second anniversary of the Effective Date.  Under the terms of the Agreement, the NJIT will provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology (the “Project”), and will deliver bi-annual reports to the Company regarding the Projects during the term of the Agreement.  The NJIT granted to the Company an exclusive option and right of first refusal to receive a royalty-bearing license to any intellectual property rights the NJIT may have related to the Project, which license will be on commercially reasonable terms, as negotiated in good faith by the parties.  The NJIT also granted to Company a right of first refusal to enter into negotiations with the NJIT regarding the creation of a separate business entity for the purpose of commercializing any intellectual property resulting from the Project.  The Agreement will remain in effect for a period of three years, unless earlier terminated by either the Company or the NJIT upon 30 days prior written notice.

As of June 30, 2010, the Company has made a payment of US$300,000 sponsorship fund to NJIT.  $125,000 was recorded as Research & Development cost for the six months ended June 30, 2010.

NOTE 14. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 15. COMMITMENT AND CONTINGENCIES

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

As of June 30, 2010, the parties to the Bengbu Agreement were still working to obtain such government authorizations necessary to complete the transaction.  There can be no assurance that the transaction will be completed on the proposed terms or at all.

NOTE 16. SHAREHOLDER LOAN CONVERSION

On April 23, 2010, certain existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $8,925,329 held by such stockholders into an aggregate of 5,578,330 shares of the Company’s common stock at a price per share of $1.60.

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

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At June 30, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $409,751 and $404,678 respectively.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2010 and 2009 (unaudited) and for the three months ended June 30, 2010 and 2009 (unaudited):

	Six months Ended June 30,		Three months Ended June 30,
	2010	2009	2010	2009
Sales	$2,575,965	$3,990,374	$1,501,919	$1,681,755
Cost of Sales	2,097,459	3,099,278	1,258, 220	1,287,590
Gross profit	478,505	891,096	243,699	394,165
Operating Expenses
General and administrative expenses	1,922,936	1,625,216	787,829	656,621
Selling expenses	116,337	121,717	44,218	51,220
Research and development expenses	353,110	49,962	343,531	38,944
Total Operating Expenses	2,392,384	1,796,895	1,175,578	746,785
Operating Loss	(1,913,879)	(905,800)	(931,879)	(352,620)
Interest expenses	(183,436)	(189,103)	(79,123)	(98,771)
Provision for income taxes		23,488		11,667
Net Loss	$(2,097,315)	$(1,118,391)	$(1,011,002)	$(463,058)

As a Percentage of Sales
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4%	77.7%	83.8%	76.6%
Gross profit	18.6%	22.3%	16.2%	23.4%
Expenses
General & administrative expenses	74.6%	40.7%	52.5%	39.0%
Selling expenses	4.5%	3.1%	2.9%	3.0%
Research and development expenses	13.7%	1.2%	22.9%	2.3%
Total operating expenses	92.8%	45.0%	78.3%	44.3%
Net Loss	(81.4%)	(28.0%)	(67.3%)	(27.5) %

Three Months Ended June 30, 2010 and 2009

Sales

Sales for the three months ended June 30, 2010 were $1,501,919, compared to the sales of $1,681,755 in the same period in 2009. This decrease of 10.7% was primarily attributable to the global financial crisis and the long lead time of our products. Due to the financial crisis, a significant number of our customers did not place orders as planned at the second half of last year, and the long lead time cause a long period of time between the date we received the orders and the time we ship the goods and recognize the revenue. As such, our business volume was reduced for the three months ended June 30, 2010. In addition, the Company’s tighter credit policy to customers and the high degree of concentration on certain customers in the past also contributed to the drop of sales for the three months ended June 30, 2010.

Cost of sales

Cost of sales for the three months ended June 30, 2010 was $1,258,220, compared to the cost of sales of $1,287,590 for the period ended June 30, 2009. The decrease in dollar amount was 2.3% and was due to the decrease of sales offset price increase of raw materials.

Gross profit

Gross profit for the three months ended June 30, 2010 was $243,699, compared to the gross profit of $394,165 for the period ended June 30, 2009. This represented a decrease of $150,466, or 38.2%, compared to the same period of 2009, which was due to the decrease of sales offset increase of raw materials costs. The gross profit margin for the three months ended June 30, 2010 was 16.2%, compared to that of 23.4% in the same period of 2009. Gross profit margin decreased as price of raw materials increased.

Selling and marketing expenses

For the three months ended June 30, 2010, selling and marketing expenses were $44,218, compared to $51,220 for the same period ended June 30, 2009, representing an decrease of 13.7% in line with decrease of sales. In March, 2010 a new marketing manager was hired who had experience with international sales and in June, 2010 a new technical advisor was also hired who will be helpful in seeking new customers.

General and administrative expenses

We incurred general and administrative expenses of $787,829 for the three months ended June 30, 2010, compared to that of $656,621 in the same period of 2009, representing an increase of 20.0%. The increase was primarily due to the growth in salary and overseas travelling expense as company is pursuing overseas expansion, conference expense and board of directors meeting expenses.

Research and development expenses

For the three months ended June 30, 2010, we incurred R&D expenses of $343,531, compared to $38,944 for the three months ended June 30, 2009. This represents a increase of 782.1% with the percentage of research and development expenses took of sales has increased from 2.3% to 22.9%. The increase of absolute amount of spending on research and development expenses was due to investment of total $1.5 million in next 3 years to NJIT to set up a joint Apollo CdTe research center. We are committed to the improvement of product quality and the development of new products. We expect to continue to invest in R&D to ensure our products are of high quality and remain competitive.

Net income/loss

For the three months ended June 30, 2010 we had a net loss of $1,011,002, compared to net loss of $463,058 for the three months ended June 30, 2009. The main reason for decrease in net income in the three months ended June 30, 2010 was a decrease in sales and an increase in costs, primarily in general and administrative expenses.

Six Months Ended June 30, 2010 and 2009

Sales

Sales for the six months ended June 30, 2010 were $2,575,965, compared to the sales of $3,990,374 in the same period in 2009. This decrease of 35.4% was primarily attributable to the global financial crisis and the long lead time of our products. Due to the financial crisis, a significant number of our customers did not place order as planned at the second half of last year, and the long lead time cause a long period of time between the date we received the orders and the time we ship the goods and recognize the revenue. As such, our business volume was reduced for the three months ended June 30, 2010. In addition, our tighter credit policy to customers and the high degree of concentration on certain customers in the past also contributed to the drop of sales for the three months ended June 30, 2010.

Cost of sales

Cost of sales for the six months ended June 30, 2010 was $2,097,459, compared to the cost of sales of $3,099,278 for the period ended June 30, 2009. The decrease in dollar amount was 32.3% and was due to the decrease of sales and price increase of raw materials.

Gross profit

Gross profit for the six months ended June 30, 2010 was $478,505, compared to the gross profit of $891,096 for the period ended June 30, 2009. This represented a decrease of $412,591, or 46.3%, compared to the same period of 2009, which was due to the decrease of sales and increase of raw materials. The gross profit margin for the three months ended June 30, 2010 was 18.6%, compared to that of 22.3% in the same period of 2009. Profit margin decreased as price of raw materials increased.

Selling and marketing expenses

For the six months ended June 30, 2010, selling and marketing expenses were $116,337, compared to $121,717 for the same period ended June 30, 2009, representing a decrease of 4.4%. In March, 2010 a new marketing manager was hired who had experience with international sales and in June, 2010 a new technical advisor was also hired who will be helpful in seeking new customers.

General and administrative expenses

We incurred general and administrative expenses of $1,922,936 for the six months ended June 30, 2010, when compared to that of $1,625,216 in the same period of 2009, representing an increase of 18.3%. The increase was primarily due to the growth in salary and overseas travelling expense as we pursue overseas expansion to build a Apollo CdTe research center with NJIT, and conference expenses and board of directors meeting expenses.

Research and development expenses

For the six months ended June 30, 2010, we incurred R&D expenses of $353,110, compared to $49,962 for the six months ended June 30, 2009. This represents an increase of 606.8% with the percentage of research and development expenses took of sales has increased from 1.2% to 13.7%. The increase of absolute amount of spending on research and development expenses was due to investment of a total of $1.5 million over the next three years to NJIT to set up a joint Apollo CdTe research center. We are committed to the improvement of product quality and the development of new products. We expect to continue to invest in R&D to ensure our products are of high quality and remain competitive.

Net income/loss

For the six months ended June 30, 2010 we had a net loss of $2, 097,315, compared to net loss of $1,118,391 for the six months ended June 30, 2009. The main reason for decrease in net income in the six months ended June 30, 2010 was a decrease in sales and an increase in costs, primarily in general and administrative expenses.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	Six Months Ended June 30,
	2010	2009

Net cash (used in) provided by operating activities	$(441,064)	$(307,385)
Net cash (used in) provided by investing activities	(1,472,026)	(2,709,084)
Net cash provided by (used in) financing activities	1,758,258	(1,607,974)
Effect of exchange rate changes on cash	1,353	(6,284)
Net increase (decrease) in cash	$(153,478)	$(4,630,727)
Cash at beginning of period	507,776	4,874,044
Cash at end of period	$354,298	$243,318

Net cash (used in) provided by operating activities.

Net cash used in operating activities for the six months ended June 30, 2010 was $441,064, compared to net cash used in operating activities of  $307,385 in the same period in 2009. Cash used in operating activities was accounted for by an increase in accounts receivable of $249,430, an decrease in inventory $244,843, an decrease in advance for purchases of $149,672, a decrease in the other payable of $233,976, and a decrease in accrued expenses of $598,895.

For the six months ended June 30, 2009, Cash provided by operating activities was accounted for by a increase in accounts receivable of $287,821, a decrease in inventory $213,263, a decrease in prepaid expenses of $295,005, an increase in the advance for purchases of $301,101, and an increase in accounts payable of $50,469.

Net cash (used in) investing activities.

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $1,472,026 and $2,709,084, respectively. For the six months ended June 30, 2010, the cash used in investing activities primarily consisting of the additional investment of $300,000 in Company’s investment in NJ research center and Refund of overpayment on purchase of property and equipment of $1,092,088. In the first quarter of 2009, we received $2,019,579 in government subsidies from the PRC in connection with our successful listing as a public company in the United States. These subsidies are treated as offsets to their relevant asset classes and will reduce depreciation in future periods.

Net cash (used in)/provided by financing activities.

Net cash provided by financing activities for the six months ended June 30, 2010 was $1,758,258, mainly consisting of the significant $439,513 cash inflow from short term bank loans, and $2,000,000 net cash inflow from loan from shareholders.

Net cash used in financing activities for the six months ended June 30, 2009 was $1,607,974, constituting the repayment of shareholder loans of $3,202,661 and payments to related party of $361,671, and net of the proceeds from a short-term loan of $1,956,358.

We believes that our cash flows generated internally will be sufficient to sustain operations and repay short term bank loans for the next twelve month.

Contractual obligations

The following table describes our contractual commitments and obligations as of June 30, 2010:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years		More Than 5 Years
Loans from shareholders	$-	$-	$	----		$—	$—
Short term debt	$3,853,165	$3,853,165		$—		—	—
	$3,853,165	$3,853,165		$—		$—	$—

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008 and 1:6.8270 on December 31, 2009. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates: 1:6.8331 for the six months ended June 30, 2009 and 1:6.8257 for the six months ended June 30, 2010. Our operating results in the past have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except those disclosed above.

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

Apollo Solar Energy, Inc.

Date: August 16, 2010	By: /s/ Renyi Hou
Renyi Hou
Chief Executive Officer

Date: August 16, 2010	By: /s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer