Form 10-K/A
period 2009-12-31
APOLLO SOLAR ENERGY, INC.
filed 2010-09-15
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 2

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

Registrant’s Telephone Number, Including Area Code:  +86 28 8574 5561

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or this Amendment, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended and restated the following items:

· Item 1 (Business) has been revised to explain that we are currently in the exploration stage in accordance with the guidance of SEC Industry Guide 7, and to incorporate certain information with respect to the safety performance of our operations;

· Item 1A (Risk Factors) has been amended to clarify certain inconsistencies between the risk factor concerning the amortization policy of our exploration rights and the information reflected in our financial statements;

· Item 2 (Properties) has been revised to incorporate information responsive to SEC Industry Guide 7;

· Item 5 (Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities) has been amended to include the range of high and low sales prices for our common stock for each of the fiscal quarters of 2008;

· Item 6 (Selected Consolidated Financial Data) has been amended to reflect our consolidated statements of income data for each of the four years ended December 31, 2009, 2008 and 2007, and 2006, and the year ended March 31, 2006, and our consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and 2006, and March 31, 2006;

· Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) has been amended to include a discussion of operations during fiscal 2007, and to provide additional information regarding our corporate structure and our future capital expenditures;

· Item 8 (Financial Statements and Supplementary Data) has been revised to include information with respect to our fiscal year ended December 31, 2007;

· Item 9A (Controls and Procedures) has been amended to incorporate a description of the changes we made to our internal controls over financial reporting during the fiscal quarter ended December 31, 2009; and

· Item 15 (Exhibits and Financial Statement Schedules) has been amended to update the information disclosed in Schedule II, Valuation and Qualifying Accounts.

 Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on March 31, 2010, or the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A

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

PART I

ITEM 1.  BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our Dashuigou property located in Sichuan Province, PRC. In addition, we source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or VIE Agreements, executed in April 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to the Majiagou property in accordance with a license granted by the Chinese government, which extends through January 2013, subject to potential renewal thereafter.  We sometimes refer to this arrangement as the VIE Arrangement in this annual report.  We are currently engaged in exploration of the Dashuigou and Majiagou properties. While no reserves can currently be delineated at the Dashuigou and Majiagou properties, we intend to continue to explore these properties with the objective of identifying and developing mineral reserves as set forth under the SEC’s Industry Guide 7.  In order to maintain the exclusive exploration and mining rights to the Dashuigou and Majiagou properties, we are required to make a minimum annual investment of 1.5 million RMB on exploration and mining activities, obtain and maintain all required health and safety certifications from Chinese government, and engage qualified technical experts to identify and develop mineral reserves.

Our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co. Ltd., or Sichuan Apollo, is a Chinese limited company that manages our Chinese operations.  Sichuan Xinlong Tellurium Industry & Technique Co. Ltd., or Xinlong, is a Chinese limited company that is wholly-owned by Sichuan Apollo, and is engaged in high-purity material processing.  Sichuan Xinlong Shimian Dadu River Mining & Metallurgy Co. Ltd. is a Chinese limited company that is wholly owned by Xinlong, and is engaged in exploration and extracting tellurium-related ores.

                 We hold a license, through our variable interest entity arrangement with Sichuan Xinju Mineral Resources Development Corporation, that permits us to explore and engage in mining activities for each of the Dashuigou and Majiagou properties.  Sichuan Xinju Mineral Resources Development Corporation, in turn, is the holder of a license issued by the Chinese government. The Dashuigou mining license is valid through January 2013, and the Dashuigou exploration license is valid through April 2011. The Majiagou mining license is valid through May 2013.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou properties are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is expected to be the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from the Dashuigou and Majiagou properties and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 30% to 40% of our tellurium needs from third-party suppliers with whom we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou properties at a significant discount to prevailing market price.

Our refining operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. We expect this facility eventually to have the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials.  We anticipate that future expansion of this facility in vacant land leased to us could increase capacity to produce up to an additional 350 tons of high-purity photovoltaic cell materials.

We believe we are unique in that we expect both to mine and refine our tellurium-based products, with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through our Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we expect to mine the raw material, and perform both refining functions, directly and through our VIE Arrangement, we consider ourselves a supplier that we believe will in the future have uniquely integrated capabilities. The principal commodity we produce is tellurium, and our end-products also include cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

Thin film technologies, because of their relatively low usage of raw materials when compared with traditional silicon-based photovoltaic technologies, offer a potential cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain an ever increasing foothold in the market.

Our Variable Interest Entity Agreements

As illustrated in the diagram below, Sichuan Xinlong Tellurium Industry & Technique Co. Ltd., our indirectly wholly-owned subsidiary, entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area property and the mining rights related to that certain tellurium and bismuth property in Shimian Majiagou, which rights we collectively referred to as the Exploration Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Exploration Business pursuant to FASB ASC 810-10, “Consolidation.”
(1)  Agreements that provide us with effective control over Sichuan Xinju Mineral Resources Development Co. Ltd., or the VIE, include a purchase option agreement, a business operations agreement and an exclusive technical and consulting agreement.

The agreements between the VIE and our other affiliated entities or persons are summarized below:

·
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Exploration Business at such time as the purchase becomes advisable, permissible and in our best interest.

·
Exclusive Sales Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Exploration Business.

·
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

·

Exclusive Technical and Consulting Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which requires the VIE to provide certain technical and consulting services exclusively to our wholly-owned subsidiary in connection with the Exploration Business. Our wholly-owned subsidiary agrees to provide up to $6.0 million in investing funding to the VIE in connection with its operation of the Exploration Business, on such terms as the parties shall agree from time to time.

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

Strategy

We seek to become the leading global provider of both high-purity metals and PV products by taking advantage of our high degree of vertical integration, which we believe yields economies of scale and cost savings.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majiagou projects. A key element of our strategy is to increase our shipments globally and, in the longer term, become a leading producer of CdTe thin-film solar modules.

Our strategy includes the following key elements:

·
·Leverage our cost base.  We believe the technical improvements resulting from our research and development efforts have been instrumental in significantly reducing our production costs and increasing our operational efficiency.  As we source more tellurium internally, we believe we will be able to achieve significantly higher profit margins than our competitors. We intend to utilize this cost advantage to attract both new customers and larger orders from existing customers.

·
·Increase production capacity. The main constraint limiting our sales has been production capacity as customer demand has exceeded the amount of materials we are able to produce. In May 2008, we relocated our operations to a new 650,000 square foot facility in Chengdu, PRC and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1,000 tons.  Of these 1,000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion, while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

· Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2009. We are seeking to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, we entered into 6N sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GmbH, during the last several years. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also seek to strengthen our relationships with existing customers, particularly with First Solar, CERAC and Honeywell. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

·
·Expand market share in China.  Although the PV market in China is currently smaller than other major PV markets, we believe that the adoption of a series of new laws, regulations and initiatives by the PRC government, including the PRC’s Renewable Energy Law, the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises, the National Medium- and Long-Term Programs for Renewable Energy and the recent amendments to the PRC Energy-Saving Law demonstrates the PRC government’s commitment to develop renewable energy sources and may lead to rapid growth in the PV market in China.  As a leading supplier of high-purity materials in China, we believe we are well-positioned to capitalize on this growth and capture a significant portion of China’s thin-film PV market.

Products

We produce and sell a range of metals and compounds to address the requirements of our customers in the various electronic materials market segments. Our range of products and their typical end-uses are as follows:

·	Ultra-High Purity Tellurium. These include tellurium in purity levels of 99.999% (5N) to 99.99999% (7N) or more. High purity tellurium is used to manufacture radiation and infrared detectors;

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

Competition

We face competition from producers of raw materials such as Vital Chemicals Co., Xiandao (Qingyuan) Rare Metal and Chemical Co., and Emei Semiconductor Material Co. in China.  Overseas we face competition from 5N Plus, Inc. in Canada, Honeywell Electronic Materials in the United States, PPM Pure Metals in Germany and Nikko Materials in Japan.  As solar opportunities grow, new entrants are likely to enter the market and our existing customers may begin to backwards integrate. It is also likely that our current suppliers, who are large non-ferrous mining, refining and metal processing companies, will begin to vertically integrate as well.  We believe that our anticipated complete vertical integration as both a miner and refiner in the future will uniquely positions us to compete effectively.

 Competitive Advantages

We believe that we possess significant competitive advantages. These advantages include:

·
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

·
Key Supplier in the Fast-Growing CdTe PV Industry. We are one of the key suppliers of CdTe to the PV industry, as evidenced by our relationship with First Solar, a leading CdTe PV module supplier. A significant increase in CdTe-based PV production capacity is expected over the next few years and we believe that we are well positioned to be an active participant in the growth of the industry.

·
Stable Stream of Future Revenue. As we have exclusive access to tellurium, the issue of constant stable supplies to our customers does not exist. Therefore, we anticipate that we will be able to negotiate with all of our customers in the future for long-term supply agreements which will lead to stable stream of revenue in future years.

·
Stable Supply of Critical Raw Materials at Competitive Pricing. We have the access to our own tellurium projects and to other sources of feedstock materials that we require.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majiagou projects.  We believe we can yield economies of scale and cost savings and thus offer highly competitive pricing to our customers.

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

Research and Development

We plan to continue to devote a substantial amount of our resources to research and development with the objective of improving our exploration output efficiency, and optimizing our extraction and refining steps. We will primarily focus our research and development in the following areas:

·
Exploration output efficiency.   Mining exploration is becoming increasingly sophisticated, with some projects now using smart sensors to identify areas to prospect, guide sophisticated equipment used in extracting minerals, and monitor air quality in projects. We are consistently seeking new technologies and techniques to raise efficiency at the Dashuigou and Majiagou projects while concurrently seeking to improve environmental and safety conditions.

·
Mineral processing and refining. We are focusing our efforts on the optimization of both our front-end and back-end processes, namely our primary hydrometallurgical extraction and refining steps (leaching, solid liquid separation and electrowinning), as well as our secondary high-purity refining steps (vacuum distillation and zone refining).

As of December 31, 2009, our research and development team consists of 39 full-time employees which are broken down into four groups:

·	Mineral resources prospecting and development, 20 engineers;
·	Mineral processing, metallurgy, new materials, 6 engineers;
·	New energy development, 8 engineers; and
·	Geologists, 5.

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

Safety Performance

We have received no reports of occupational injuries or other safety accidents with respect to our operations since we received our Safe Production License from the Chinese government one April 11, 2006.  We have a production staff of persons in Dashuigou that are supervised by our Safety Production Committee which reports directly to our management team.  We have also adopted safety production guidelines and procedures that require every member of the production staff to participate in specific safety training programs and to obtain a safety working permit issued by the local governmental authorities prior to commencing such work. Additionally, we provide an annual internal training program to all of our employees that details our safety measures and emergency recovery programs currently in place.  Each employee is covered by a special occupational and health insurance program, and every employee undergoes a regular physical examination.

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

We have obtained the land use permit and the water and soil preservation permit for the Dashuigou and Majiagou projects. We also received ISO 9001:2000 and GB/T19001-2000 certificates which are valid from January 9, 2008 until December 20, 2010. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

The principal regulations governing our business in the PRC include:

·	China Mineral Resources Law, which requires an exploration business to have exploration and mining licenses from provincial or local land and resources agencies;

·	China Environmental Law, which requires an exploration project to obtain an environmental feasibility study of the project; and

·	China Mine Safety Law, which requires an exploration business to have a safe production license and provides for random safety inspections of exploration facilities.

Chinese regulations also require that an exploration company have a safety certification from the PRC Administration of Work Safety before it can engage in exploration and extracting activities. All of our operating subsidiaries have obtained the necessary licenses and certifications.

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

Resources and reserves are non-renewable and the exploration of new potential resources is crucial to an exploration enterprise. Exploration of mineral resources is speculative in nature, so substantial expenses may be incurred from initial drilling to production. As tellurium is the ninth rarest elements on earth and we believe the Dashuigou and Majiagou tellurium projects are the only two known tellurium projects found to date, there is also no assurance that exploration can lead to the discovery of new mines or economically feasible reserves. Although the exploration is not our main business of the Company, we expect to continue to search for new tellurium resources. If we fail to replenish our mineral resource levels in existing or new exploration areas, we may not be able to maintain the current production level after the remaining usable life of the existing exploration areas.

Fluctuation in the market price of base metals may significantly affect the results of our operations.

The results of our operations are significantly affected by the market price of base metals, which are subject to substantial price fluctuations. Our earnings are particularly sensitive to changes in the market price of tellurium, cadmium, and other metals that we sell. Market prices can be affected by numerous factors beyond our control, including supply and demand for a broad range of industrial reasons, substitution of new or different products in critical applications for our existing products, expectation with respect to the level of fossil fuel price, and speculative activities. If prices should decline below our cash costs of production and remain at such levels for any substantial period, we could determine that it is not economically feasible to continue commercial production at any or all of our projects.

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

                Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. We may obtain mining rights for conducting mining activities in a specific mining area during the license period. We have, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou projects with a validity period of six years and may apply to the relevant authorities for extension.  There can be no assurance that we will be able to exploit the entire mineral resources of the projects during the license period. If we fail to renew our mining rights upon expiration of the initial license, or we cannot effectively utilize the resources within a license period specified in the mining right, our operation and performance may be adversely affected.

Our Performance relies on the operations of two existing projects.

Our principal operating assets are the Dashuigou and Majiagou tellurium projects. A substantial portion of our revenues will be generated from these two projects. There is no assurance that our other developing mineral projects will perform satisfactorily. If other developing mineral projects fail to perform satisfactorily, this may lead to a decrease in the overall profit margin, operating performance and investment return, and may adversely affect our operating results.

The change of amortization policy on mining rights may affect our performance.

Our exploration rights are amortized using the units-of-production method. We will periodically review our production plans and the reserve level, if any, of the respective project. Accordingly, any material change in the production plan of our properties or modification of reserve levels may alter our amortization policy of mining rights and negatively impact us.

Production safety.

We employ the open pit exploration method for our two projects. Due to the geographic setting and relatively high elevation difference, there is a possibility of localized mud-rock flow during the rainy season, and a risk of instability of the slopes and subsidence of the working area. As the exploration process requires the use of explosives and sodium cyanide, any improper storage or use of these materials could lead to injury or death.

Another earthquake in the region may have negative impact on the operations of our projects and therefore our performance.

A major earthquake measuring 8.1 on the Richter scale took place in the Sichuan province on May 21, 2008. If such an earthquake were to take place again, the facilities in our projects could be damaged, lead to injury and death of employees, and the complete halt to our exploration activities.

Government regulation of the mining industry.

Our exploration operation are subject to various government policies and regulations in China relating to exploration, development, production, taxation, labor standards, vocational health and safety, waste treatment, environmental monitoring, protection and control, operations management and other problems. Any changes to these policies and regulations may increase our operating costs and may adversely affect our operating results.

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

This could significantly affect demand for our products and reduce our sales and profit margins. Many other factors may affect the widespread adoption of PV technology and demand for our customers’ products, including the following:

·	cost-effectiveness of thin film PV modules compared to conventional and other non-solar renewable energy sources and products;
·	performance and reliability of thin film PV modules and thin-film technology compared to conventional and other non-solar renewable energy sources and products;
· ·	availability of government subsidies and incentives to support the development of the solar energy industry;
·	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;
·
fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

· ·	fluctuations in capital expenditures by end-users of PV modules, which tend to decrease when the economy slows and interest rates increase; and
· ·	deregulation of the electric power industry and the broader energy industry.

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

Ownership of all land in China remains with the State and the State, at the national, regional and local levels, is extensively involved in the regulation of exploration and mining activities. Transfers of exploration rights are also subject to governmental approval. Failure or delays in obtaining necessary approvals could have a materially adverse affect on our financial condition and results of operations. Nearly all mining projects in the PRC require government approval. There can be no certainty that any such approvals will be granted (directly or indirectly) to us or any of our direct or indirect subsidiaries, or at all. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial bodies of tellurium. The long−term profitability of our operations will in part be directly related to the costs and success of our exploration programs, which may be affected by a number of factors. Failure to obtain such licenses and permits as are required would cause us to materially change or cease operations in China.

Our targeted industries are heavily regulated and we may not be able to remain in compliance with all such regulations, and may be required to incur substantial costs in complying with such regulation.

Our exploration projects, properties and companies in China are subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which products are processed or sold, regarding the processing, storage, and distribution of mineral products. In addition, processing facilities are subject to periodic inspections by government agencies. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our operations and revenues.

Risks Related to Our Common Stock

Our officers, directors and affiliates will control us through their positions and stock ownership and contractual provisions, and their interests may differ from other stockholders.

Pursuant to the Entrusted Management Agreement, effective shortly after the completion of the Merger, the Apollo Managers, including certain persons that are our officers, directors and affiliates, are entitled to receive shares of our Common Stock of the Company, with the result that such officers, directors and affiliates beneficially own approximately 60.15% of our Common Stock, after giving effect to such issuance.  As a result, the Apollo Managers are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  The Apollo Managers’ interests may differ from other stockholders. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock, which can in turn affect the market price of our Common Stock.

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

Since the completion of the reverse merger in October 2008 through March 26, 2010, our share price has been volatile, with a high and low sales price of $7.50 and $3.85, respectively, at volume that is extremely thin. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

·	actual or anticipated fluctuations in our annual and quarterly results of operations;

·	changes in securities analysts’ expectations;

·	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

·	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	conditions and trends in our industry;

·	general market, economic, industry and political conditions;

·	changes in market values of comparable companies;

·	additions or departures of key personnel;

·	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

·	future sales of equity or debt securities, including sales which dilute existing investors.

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

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investor's sole source of gain, if any, will depend on capital appreciation, if any.

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

The PRC encourages the development of the mining industry by implementing preferential tax treatment on taxation. We are subject to corporate income tax of 25% and various sales taxes and fees which are listed below:

Tax Categories	Tax rate
VAT	17%
City construction tax	5% of VAT
Resources tax	0.5 Yuan per Tone
Education surcharge	4% of VAT

ITEM 2. PROPERTIES

General
Our corporate headquarters are located in Shuangliu Chengdu, Sichuan, China, where we own the land use rights and occupy 89,412 square meters of space.  Our Shuangliu facility currently consists of an office building, testing center, laboratory, production department, dormitory, and dining hall.

Dashuigou and Majiagou Projects

Property Mineral Rights

Under the “Mineral Resource Law of the China,” all mineral resources in the PRC are owned by the state.  A mining or exploration enterprise may obtain a permit for the mining or exploration rights for conducting mining or exploration activities in a specific area during a specified period of validity. These permits are generally extendable at the expiration of their period of validity.  To renew an exploration permit, all exploration permit fees must be paid and the minimum exploration expenditure should have been made for the area designated under the exploration permit.  To renew a mining permit, all mining permit fees and resource compensation fees must be paid to the state for the area designated under the mining permit.  A mining permit has both horizontal limits and elevation limits, but an exploration permit has only horizontal limits.

Effective August 22, 2008, we acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. from Renyi Hou, our Chairman and Chief Executive Officer, Wei Li and Yong Ling. With this acquisition, we obtained the exclusive mining rights to the Dashuigou tellurium project until January 2013, subject to potential renewal thereafter.  Relatedly, on April 10, 2009, we entered into a VIE with Sichuan Xinju Mineral Resources Development Corporation, or Xinju, and certain of its shareholders holding a majority of its voting equity stock. Under the terms of the VIE, we were granted the exclusive exploration and mining rights to the Dashuigou and Majiagou projects, in accordance with a license granted by the Chinese government which extends through January, 2013, subject to potential renewal thereafter.  Details of the effective dates and geographic areas of the permits for mining and exploration rights relating to Dashuigou and Majiagou properties are listed in the table below:

Mineral Rights Controlled by Sichuan Apollo
Project	Permit Name	Permit Type	Number	Area (km2)	Elevation Range (m)	Term
Dashuigou	Dashuigou Te-Bi-S-Fe Mine	Mining	5100000730004	0.08	1,440 – 1,705	Jan. 2007 – Jan. 2013
	Dashuigou Te-Bi-Pb-Zn-Mable Exploration	Exploration	T51120080403005938	6.29	n/a	April 2009 – April 2011
Majiagou	Majiagou Te-Bi Mine	Mining	5100000510226	0.0568	1,540 – 1,640	May 2005 – May 2103

Each of the Dashuigou and Majiagou projects are open-pit mines, located in Shimian County of Sichuan Province, PRC.  The following map details the exact location of each of the exploration projects within Shimian County:

Similarly, the following map reflects the specific areas for which we have obtained the mining and exploration rights with respect to the Dashuigou project, and the mining rights with respect to the Majiagou project:

1822100
1822200
1822300
1822400
323400
323300
323200
323100
323000
322900
Baiyangou
Dashuigou Mining License
Majiagou Mining License
Xiafeishui/
Shangfeishui
Mogutou
Majiagou
Tizigou
Dashuigou Exploration License
OD
ST1
ST2
ST3
NORTH
0
50m
LEGEND
Quaternary System
Q
Alluvium
Silurian System
Tonghua Group
ST3
No.3 Formation Schist and Phyllite
ST2
No.2 Formation Marble
ST1
No.1 Formation Schist
Ordovician System
OD
Dahebian Formation Marble
Mineralization vein
Fault
Stratum attitude
Mining license boundary
Exploration license boundary
Exploration target area
River and Stream

In late 2008, the Company engaged Behre Dolbear Asia, Inc., or BDASIA, a wholly-owned subsidiary of Behre Dolbear & Company, Inc., to conduct an independent technical review of the Dashuigou and Majiagou projects.  Senior-level professionals from BDASIA physically examined the Dashuigou and Majiagou projects, and a copy of the BDASIA report was included as Exhibit 99.2 to the Company’s Current Report of Form 8-K filed with the SEC on May 12, 2009.  Because no reserves under SEC Industry Guide 7 were delineated at either of the Dashuigou or Majiagou projects at the time the BDASIA report was prepared, BDASIA employed the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves, or the JORC Code, to review the mineral resource estimates.

The Dashuigou and Majiagou Projects are currently at the exploration stage, with only limited production.  Significant amounts of exploration work, mostly through underground drifting and surface trenching, have been conducted since the discovery of the tellurium deposits in 1991 and mineral resources have been estimated a number of times for the properties.  Xinju purchased a flotation mill with a production capacity of approximately 25-30 tonnes per day, or tpd, in 2000 and located approximately 30 linear kilometers, or approximately 80 km by road, from the Dashuigou and Majiagou projects.  The mill is now owned by Sichuan Apollo and has been used to treat mineralized material produced from the two exploration properties to produce tellurium concentrates for further processing by Sichuan Apollo’s hydrometallurgical-smelting, refining and production facilities in Chengdu, Sichuan. Metallurgical testing and limited actual production on the tellurium mineralized material produced from the Dashuigou and Majiagou Projects have been conducted with positive results.  The projects have had only limited mine production to date.  With the recent sharp increase in tellurium price, Sichuan Apollo is currently in the process of preparing to fully develop the properties in order to start formal exploration operations.  Sichuan Apollo also purchases tellurium from other sources in China for its high-purity tellurium production in addition to the tellurium mineralized material produced from the Dashuigou and Majiagou Projects.

Location, Infrastructure, and Access

The Dashuigou and Majiagou projects are located approximately 23 linear kilometers southwest of the town of Shimian, the county seat of Shimian County in southwestern Sichuan Province.  Access from Shimian to the project site is by sinuous two-lane paved highways and unpaved gravel roads along the southwestern bank of the Dadu River, then along the southeastern bank of the Songlin River, a tributary of the Dadu River.  The road distance is approximately 38 kilometers and it takes about one hour to drive from Shimian to the project site.  The last approximately five kilometers of the access road is currently unpaved, but the county has plans to upgrade the section of the gravel road to paved highways in the near future.

The Dashuigou and Majiagou projects consist of numerous small tellurium-bearing massive-sulfide and/or dolomite-ankerite veins in a very-steep mountainous area.   Currently, there is a small exploration camp operated by Sichuan Apollo to support exploration and mine development efforts.  The Dashuigou and Majiagou Projects are located approximately 1 km north of the camp.  The Dashuigou project can be accessed via a very steep walking trail; the Majiagou project is located due west of the Dashuigou project and can also be accessed by steep walking trails.  An underground level at the elevation of 1,464 meters has been developed for the Dashuigou project but additional development work is needed before normal exploration activity can be initialized.

Electricity is not currently connected to the Dashuigou and Majiagou projects but is instead currently generated by diesel motors; however, Shimian County has abundant hydroelectric power and there is a 35kV electricity transmission line crossing the project area and we believe power supply for mineral exploration can be established at a reasonable cost.  Exploration and mine development work are currently carried out by mining contractors using labor-intensive manual methods, and mineralized material produced from the projects is hauled to the company's flotation mill for processing, which is located approximately 30 kilometers (80 kilometers by road) north of the projects by contractor using 20- to 30-tonne haul trucks. The hauling cost is currently a significant portion of the operation’s cost because of the long hauling distance. The current flotation mill, which has a designed production capacity of 50 tonnes per day for processing copper mineralized material, is not fully functional because it was not completely refurbished for processing the Dashuigou and Majiagou tellurium mineralized material after its purchase in 2000.  While the current flotation mill has a production capacity of 25 to 30 tonnes per day, we believe that the mill satisfies our current needs for processing and produces acceptable tellurium concentrates at acceptable concentrating recoveries.

The current mill site is located within the planned flooding area for a major hydroelectric power station that is currently under construction.  Sichuan Apollo will be compensated to relocate the mill to a new location.  Sichuan Apollo is currently considering several locations for the site of the new mill.  Although the location is not finalized yet, we believe it will be located considerably closer to the Dashuigou and Majiagou projects than the current mill, resulting in significant savings in hauling cost.

Regional Geological Setting

The Dashuigou and Majiagou projects are located in the transitional zone between the Yangtze craton to the east and the Songpan-Ganzi orogenic belt to the west.   Strata outcropping in the region include Upper Sinian System (the upper most stratigraphic unit of Proterozoic strata in China) carbonate rocks, Ordovician to Silurian System metamorphosed clastic rocks and carbonate rocks with mafic volcanic rock interbeds, Devonian System marbles and slates, Permian System carbonate rocks and metabasalts, and Lower to Middle Tertiary System lightly-metamorphosed clastic rocks with carbonate rock interbeds.  These strata were separated into a number of structural blocks by lateral shear-structural zones in the north-northwestern, north-south, and northeastern directions, and were over-thrust easterly on to the pre-Sinian metamorphosed basement.

The primary structural feature in the project area is the north-northeastern-trending dome-shaped Dashuigou anticline.  The core of the anticline consists of Ordovician Dahebian Formation marbles, which are overlain by Silurian Tonghua Group metamorphosed mafic volcanic rocks, marbles, and clastic rocks.  Tellurium mineralization in the project area is generally hosted by the metamorphosed mafic volcanic rocks at the lower portion of the Tonghua Group.  The anticline axis has generally been eroded into a deep canyon and the Songlin River runs roughly parallel to the axis of the Dashuigou anticline.

Deposit Geology

The Ordovician Dahebian formation marbles outcropping as the core of the Dashuigou anticline represents the upper portion of the formation with a minimum thickness of 457 meters.  The marble is generally white to light-gray in color with some dark gray bands; it is thickly to massively bedded and consists of mostly coarse-grained calcite.  The Silurian Tonghua Group above the Ordovician Dahebian Formation marbles was subdivided into seven formations, but only the lower three formations, No.1 to No.3, are present in the project area.  The lowest No.1 formation is a dark-gray to dark-greenish-gray actinolite, amphibole, and/or muscovite schist, which is interpreted to have been metamorphosed from a submarine mafic volcanic unit.  This schist unit is 105 meters to  345 meters thick in the project area.  Above the schist is the No.2 gray to white marble formation with a thickness of approximately 174 meters. This marble formation is generally massive but it contains some schist bands in the lower portion.  The No.3 formation of the Tonghua Group is a greenish-gray to light-gray schist and phyllite unit, interpreted to have been formed from clastic and volcanic rocks.  The No.3 schist formation is more than 765 meters thick and it mostly occurs in the northern portion of the project area.

The contacts between the three formations of the Tonghua Group are generally conformable but the contact between the Ordovician and Silurian strata was interpreted as a parallel unconformity because of the sharp change of lithology.  The No.1 formation schist of the Silurian Tonghua Group is the primary host for tellurium mineralization in the project area, and the upper portion of the Ordovician Dahebian marbles may also host small amounts of mineralization locally.

The Dashuigou and Majiagou deposits occur at the northern portion of the Dashuigou anticline, where stratagenerally strike northwesterly and dip to the northeast at 10º to 30º.  Some north-south-trending secondary folds and north-south, east-west, northeastern, and northwestern-trending minor faults have been developed in the project area.  Many of these minor faults in the No.1 schist formation of the Silurian Tonghua Group were filled with massive sulfide and /or dolomite veins and some of the veins have significant tellurium and bismuth grades.

Mineralization

Tellurium mineralization at the Dashuigou and Majiagou projects occurs generally as steep-dipping, small massive sulfide and/or dolomite veins within the No.1 formation schist of the Silurian Tonghua Group.

The Dashuigou Deposit

A total of 25 mineralized veins have been found at the Dashuigou deposit.  These veins are generally striking north-south, north-northeast, to northeast, sub-parallel to the axis of the Dashuigou anticline, and dip steeply to the west at angles of mostly from 60º to 75º. They occur in an area 400 meters long in the east-west direction and over 140 meters wide in the north-south direction.  The mineralized veins are generally small in size, ranging from less than 20 meters to over 100 meters in length and around 1meter or less in width.  They generally exhibit swelling and pinching, splitting and merging in both strike and dip directions.  Thicker and higher-grade mineralized pods are commonly developed at the intersections of veins of different orientations.

Based on the mineral assemblage, the vein material is divided into several types, including massive sulfides, massive tellurides, carbonates (mostly dolomite-ankerite), and gold-bearing quartz.  The massive sulfide is the most common mineral assemblage, which was the target for historical artisanal mining activities in the area.  Tetradymite (Bi2TeS2) is the primary tellurium-bearing mineral in the deposits and contains over 80% of the tellurium.  The mineral is steel-gray to pale-yellow in color, soft (with a hardness of 1.5), and heavy (with a specific gravity of 7.1 to 7.4).  It occurs as coarse-gained and well-foliated masses in the massive telluride assemblage, or as small veinlets or dissemination in massive sulfide and carbonate assemblages.  Electronic microprobe analysis data shows that the average chemical composition of tetradymite from the Dashuigou deposit consists of 33.60% Te, 60.88% Bi, 4.65% S, 0.35% Se, 0.13% Ag, 0.05% Cu and 0.04% Fe, which is quite close to its theoretic composition of 36.19% Te, 59.17% Bi, and 4.55% S.  Other tellurium-bearing minerals include tsumoite (BiTe), joseite (BiTeS) and tellurobismuthite (BiTe) and native tellurium.

Pyrrhotite is the primary (over 90%) sulfide mineral, with small amounts of pyrite, chalcopyrite, bismuthinite, and sphalerite.  Native gold, along with quartz and small amounts of sulfide minerals, occurs in minor late-stage gold-bearing quartz veins.  Gauge minerals include dolomite, ankerite, calcite, quartz, muscovite, albite, chlorite, and tourmaline.

Tellurium grade distribution is very irregular, ranging from less than 0.01% to more than 8% in the deposits. Available underground sampling data indicates that of the 25 veins identified, only 3 have significant tellurium grades.

The Majiagou Deposit

The Majiagou deposit is located due west of the Dashuigou deposit.  Tellurium mineralization in the deposit is very similar to that in the Dashuigou  deposit and is also hosted mostly by the No.1 formation schist of the Silurian Tonghua Group.  The deposit was explored by surface trenching and limited underground workings, and a total of 26 mineralized veins have been found within an area of 600 meters long in the east-west direction and 300 meters wide in the north-south direction, but only 20 of the veins are located within the current Majiagou mining license. Many of the veins strike northeast and dip to the northwest at a steep angle; some of the veins strike northwest, north-south, or east-west.

Similar to the Dashuigou deposit, the mineralized veins at Majiagou are also small in size, ranging from a few meters to over 60 meters in length and less than 1 meter in width.  They generally exhibit swelling and pinching, splitting and merging along both strike and dip directions.  Mineral assemblages and alterations for the Majiagou deposit are generally also the same as that in the Dashuigou deposit.

Tellurium grade distribution is very irregular, it ranges from less than 0.01% to more than 5% in the deposit. Available surface trench and underground sampling data indicates that of the 26 veins identified, only 4 have significant tellurium grade.

In aggregate, both projects have an average reported tellurium grade of 1.17%. The majority of the licensed area remains unexplored and the Company believes that the unexplored areas have excellent potential for the discovery of additional tellurium-bearing veins.

Market Prices for Tellurium

The average price for industry grade tellurium with a purity of at least 99.95% increased dramatically from US$13 per kilogram in 2004 to US$215 per kilogram in 2008. Although there is insufficient public information, prices for high-purity tellurium of 99.999% to 99.99999% (or 5N to 7N) Te are considerably higher than the price of industrial grade tellurium. For example, the price for industry grade tellurium with a purity of 5N was US$274 per kilogram in 2010, 6N was US$485 per kilogram in 2010 and US$512 per kilogram in 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 21, 2008, we completed our reverse merger and our common stock began trading on the OTCBB under the symbol "ASOE.OB".  The following table sets forth the range of high and low sale prices for our common stock for each of the periods indicated as reported by the OTCBB. As of March 31, 2010, we had approximately 44,555,131 issued and outstanding shares of common stock.  As at March 31, 2010, there were 510 common stock holders.

	Common Stock Price
	(Over-the-Counter
	Bulletin Board)
	High	Low

Fiscal Year Ending December 31, 2009
Fourth Quarter	$5.15	$4.50
Third Quarter	$6.05	$5.35
Second Quarter	$6.50	$5.25
First Quarter	$7.50	$5.75
Fiscal Year Ending December 31, 2008
Fourth Quarter	$7.50	$2.50
Third Quarter	$7.10	$2.50
Second Quarter	$4.00	$4.00
First Quarter	$7.50	$0.60

           The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of its common stock:

·	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
·	Our financial position and results of operations;

??/FONT>	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;
·	Announcements of innovations or new products or services by we or our competitors;

·	Federal and state governmental regulatory actions and the impact of such requirements on our business;
·	The development of litigation against us;

·	Period-to-period fluctuations in our operating results;
·	Changes in estimates of our performance by any securities analysts;

·	The issuance of new equity securities pursuant to a future offering or acquisition;
·	Changes in interest rates;

·	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
·	Investor perceptions of our company; and

·	General economic and other national conditions.

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

Dividends

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on its financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

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

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the four years ended December 31, 2009, 2008, 2007 and 2006, and the year ended March 31, 2006, and the consolidated balance sheet data as of December 31, 2009, 2008, 2007 and 2006, and the year ended March 31, 2006, are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K

	Apollo Solar Energy, Inc.				Wincroft, Inc. Year Ended
	Year Ended December 31,				March 31,
	2009	2008	2007	2006	2006
Consolidated Statement of Operations Data:

Net revenue	$7,813,605	$6,968,430	$2,003,788	$297,295	$0
Cost of sales	(6,012,500)	(5,150,943)	(1,315,002)	(280,390)	0
Gross profit	1,801,105	1,817,487	688,786	16,905	0
Expenses
General & administrative expenses	3,742,274	1,143,327	117,190	209,171	2,504
Stock based compensation	1,844,233	-	-	7,851
Selling expenses	204,701	302,577	59,069	-	-
Research and development expenses	48,623	83,166	18,605	-	-
Total operating expenses	5,839,832	1,529,070	194,864	217,022	2,504

(Loss) Income from continuing operations	(4,038,727)	288,417	493,922	(200,117)	(2,504)
Gain on investment in JV	3,977,511	-	-	-	-
Interest expense	(476,638)	(57,774)
Other Income	207,136	-	-	-	-

(Loss) Income before income taxes	(303,717)	230,643	493,922
Provision for income taxes	584,854	212,051

Net (loss) income	$(915,571)	$18,592	$493,922	$(200,117)	$(2,504)

Basic income (loss) per share	(0.02)	0.00	0.01	0.00	0.00
Diluted income (loss) per share	(0.02)	0.00	0.01	0.00	0.00

	Apollo Solar Energy, Inc.				Wincroft, Inc. Year Ended
	Year Ended December 31,				March 31,
	2009	2008	2007	2006	2006
Consolidated Balance Sheet Data:

Cash and cash equivalents	$507,776	$4,874,044	$2,619,176	$86,144	$150
Total assets	34,134,540	36,119,796	14,679,715	4,947,054	150
Long term debt	-	4,397,215	4,101,723	-	-

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

Overview

We are a China-based vertically integrated refiner of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, through our VIE Arrangement with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January 2013 for mining activities at our Dashuigou property, through May 2013 for mining activities at our Majiagou property, and through April 2011 for exploration activities at our Dashuigou property, subject to potential renewal thereafter.

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2010, we plan to obtain approximately 60% to 70% of the tellurium necessary for our products from the projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the rest of the tellurium from third-party suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we will be able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou projects at a significant discount to prevailing market price.

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

We are currently in the exploration stage of operations in accordance with the requirements of SEC Industry Guide 7.  However, we believe we are unique in that we expect to both mine and refine our tellurium-based products with primary refining capabilities as provided by Sichuan Xinju Mineral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through the Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we expect to mine the raw material in the future, and perform both refining functions, both directly and through our VIE Arrangement, we consider ourselves a supplier that will in the future have uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic (PV) market.

Recent Events

We entered into various exclusive contractual arrangements on April 10, 2009 with the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, the VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou, or the Exploration Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Exploration Business.

The VIE Agreements are summarized below:

●
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Exploration Business at such time as the purchase becomes advisable, permissible and in our best interest.

●
Exclusive Sales Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. And Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Exploration Business.

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

●
Exclusive Technical and Consulting Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. And Sichuan Xinju Mineral Resources Development Co., Ltd., which requires the VIE to provide certain technical and consulting services exclusively to our wholly-owned subsidiary in connection with the Exploration Business.  Our wholly-owned subsidiary agrees to provide up to $6.0 million in investing funding to the VIE in connection with its operation of the Exploration Business, on such terms as the parties shall agree from time to time.

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

Our Corporate Structure

Our current corporate structure is set forth in diagram 1 below:

The Company is a Nevada corporation currently listed on the OTCBB.  Sichuan Apollo Solar Science & Technology Co. Ltd., or Sichuan Apollo, is a Chinese limited company that is wholly-owned by the Company.  Sichuan Xinlong Tellurium Industry & Technique Co. Ltd., or Xinlong, is a Chinese limited company that is wholly-owned by Sichuan Apollo, and is engaged in high-purity material processing.  Sichuan Xinlong Shimian Dadu River Mining & Metallurgy Co. Ltd. Is a Chinese limited company that is wholly owned by Xinlong, and is engaged in exploration and extracting tellurium-related ores.

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

Upon the consummation of the Merger, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act, ASE became a wholly-owned operating subsidiary of the Company and ASE’s wholly-owned subsidiary Sichuan Apollo Solar Science and Technology Co., Ltd., or Sichuan Apollo, a wholly foreign-owned enterprise, or WFOE, organized under the laws of the PRC, became the indirect wholly-owned subsidiary of the Company.

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

Property, machinery and exploration assets

                Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

                Mineral exploration costs are expensed according to the term of the license granted to us by the PRC.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production, or UOP, method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which we have extraction rights.  Our underground projects, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material.  To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body.  Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing exploration properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

Results of Operations

Years Ended December 31, 2008 and 2007

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

Gross profit

Gross profit for the year ended December 31, 2008 was $1,817,487, compared to the gross profit of $688,786. This represented an increase of $1,128,701, or 164%, over that of 2007. The gross profit margin for the year ended December 31, 2008 was 26.1%, compared to that of 34.4% in 2007. Three primary factors attributed to the decrease in gross profit margin. The increase of price in most of the feedstock we purchased from third party suppliers worldwide, especially that of tellurium. Price of tellurium feedstock increased more than 100% in 2008 over the price of 2007; and we were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. Secondly, labor costs in 2008 increased significantly in China, and thus increased our costs. Thirdly, during 2008, we were building a new factory campus and we moved from the old factory site to the new site from May to August. During this period we moved and tested our production equipment and therefore normal production was affected. As continuous production runs were frequently interrupted, production costs, mainly electricity, increased significantly.

Selling and marketing expenses

For the year ended December 31, 2008, selling and marketing expenses were $302,577, compared to $59,069 for the year ended December 31, 2007. This presented an increase of 412% and was in line with our increase in revenue. We employed an in-house sales team of six people targeting the Chinese and North American markets. Most of the sales and marketing expenses were traveling, lodging and entertainment related. We did not run any advertising campaigns in 2008.

General and administrative expenses

We incurred general and administrative expenses of $1,143,327 for the year ended December 31, 2008, when compared to that of $117,190 in 2007, representing an increase of 875%. The increase was primarily due to the growth in size and revenue of the Company, and the expenses we incurred as a public company. After the reverse merger in October 2008, we incurred significant amount of audit fees, legal fees and financial advisory fees. We also expanded our accounting/finance department. Additional administrative staff was also added to support listing function and the reverse merger process.

Write down of inventory

For the year ended December 31, 2008, we made a provision to write down inventory in the amount of $150,165, versus a write down of $0 for the year ended December 31, 2007. In early 2008, we received a verbal order from a long-term customer for indium, at the time indium price increased dramatically. We were told that the likelihood of the order was high. After we purchased indium, we were informed that the order would not be materialized. At the end of 2008, indium price decreased and we had to make a provision to mark the inventory to market. The write down was included in general and administrative expenses.

Research and Development expenses

For the year ended December 31, 2008, we incurred research and development expenses of $83,166, compared to $18,605 for the year ended December 31, 2007. The increase was 347% and was due to the increase of our research and development team headcount.

Provision for income tax

Provision for income tax for the year ended December 31, 2008 was $212,051, compared to that of $0 for the year ended December 31, 2007.

The provision of income taxes is computed at the statutory rate of 25% and 33% for 2008 and 2007, respectively, in the Peoples Republic of China decreased by net operating loss carry forwards by which a valuation allowance had been provided in previous years, additional amortization permitted by Chinese tax law, and increased by a valuation allowance against the deferred tax asset generated from net operating losses of subsidiaries.

Net income/loss

For the year ended December 31, 2008 we had a net income of 18,592, compared to net income $493,922 for the year ended December 31, 2007. The main reason for the decrease in net income in 2008 was the decrease in gross margin and increase in costs, especially in administrative costs and a write down of inventory.

Liquidity and Capital Resources

                On April 10, 2009, we signed the VIE Agreements to acquire the exploration rights of the Dashuigou area and the mining rights of the Majiagou property. We expect to invest in exploration, equipment, and refinery facilities in the future so that we can source tellurium internally. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through future equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flow from sales of high-purity materials and borrowings under a bank loan (expected to be approximately US$1.47 million during 2010).  Our primary cash needs include capital expenditures to invest in exploration, mining equipment and refinery facilities and funding working capital requirements.

In order to obtain 40 tonnes of 4N tellurium, the Company anticipates that it would need to invest approximately $6.41 million on exploration, selection and refining operations in the Dashuigou and Majiagou projects.  In order to obtain 80 tonnes of 4N tellurium, the Company anticipates that it would need to invest approximately $10.56 million on exploration, selection and refining operations in the Dashuigou and Majiagou projects.

We currently believe we have sufficient funds to continue current operations at current levels and our expected capital expenditures for at least the next 12 months.  Other than the bank loan described above, we do not have a credit line or other borrowing facility to fund our operations.  To continue our current operations beyond March, 2011, we expect we will need to seek additional financing through the issuance of additional equity or debt securities or other sources of funding.  We may not be able to secure additional funding on favorable terms, or at all.  If we were unable to obtain the necessary additional funding, we would be required to reduce the scope of our operations or discontinue our operations.

	Years Ended December 31,
	2009	2008	2007

Net cash (used in) provided by operating activities	$(915,385)	$(2,014,285)	$(1,408,975)
Net cash (used in) provided by investing activities	(2,136,975)	(8,945,111)	(6,548,423)
Net cash provided by financing activities	(1,318,927)	13,125,140	10,440,859
Effect of exchange rate changes on cash	5,019	89,123	49,571
Net increase (decrease) in cash	$(4,366,268)	$2,254,867	$2,533,032
Cash at beginning of year	4,874,043	2,619,176	86,144
Cash at end of year	$507,776	$4,874,043	$2,619,176

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

PRC Labor Contract Law

Effective January 1, 2008, PRC introduced a labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance pay.  The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with short-term contracts become full-time employees with lifetime benefits after a short-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be significantly affect on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

                As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Paritz & Company, P.A., our independent auditors who have expressed their report on Page F-2 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting

                Our management began implementing a number of measures to strengthen our internal controls over financial reporting and these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management implemented the following measures during the fourth fiscal quarter of 2009:

·	We continued to increase the level of interaction among our management, audit committee, independent auditors and other external advisors;

·	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

·	We enhanced our training programs on accounting principles and procedures for our existing staffs;

·	We standardized the monthly and quarterly data collection timetable and procedures, and assigning data collection responsibilities to designated personnel;

                Management has identified additional steps necessary to strengthen our internal control over financial reporting.  We continue to take the following steps:

·	We are in the process of recruiting additional members for our internal audit staff to assist us in improving our internal audit function; and

·
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

ITEM 9B. OTHER INFORMATION

None.
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

Kang Sun has been a director since October 2008.  Since July 2008, Dr. Sun has served as chief executive officer and director of Amprius Inc.  From September 2007 to July 2008, Dr. Sun served as the president and chief operating officer of JA Solar Holdings Co., Ltd., and as their director from January 2007 to July 2008.  Dr. Sun has also served as a director and partner at Index Capital Group, an investment company in the U.S., since 2002.  From 2005 through 2007 Dr. Sun served as a managing director of new business development and chief strategy officer of new business and new product group at Applied Materials Inc., the world’s largest manufacturer of semiconductor capital equipment. From 2002 to 2005, Dr. Sun served as vice president of business development of Microfabrica Inc., a U.S. manufacturer of micro devices.  Dr. Sun also currently serves as a director of Comtec Solar Systems Limited, DayStar Technologies Inc., and RayTracker. Dr. Sun holds a Ph. D. in Material Science from Brown University, a Master’s degree in Chemistry from the University of Georgia and a Bachelor’s degree in Chemistry from Nanjing University, China.

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

James M. Lee has been a director since 2009.  From 1988 through 2008 Mr. Lee served in a number of different roles with Intel Corporation, including General Manager of Intel’s manufacturing subsidiary in Shanghai and Lab Director of Intel’s California Technology.  During his tenure at Intel, Mr. Lee successfully led a professional team developing leading edge DRAMs and the world’s first commercial flash memories. Mr. Lee received a Bachelor’s degree in Electronic Engineering from the University of Illinois and a Master’s Degree in Electronic Engineering from Syracuse University.

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

Risk Oversight

                 In its governance role, and particularly in exercising its duty of car and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business.  While the Board has the ultimate oversight responsibility for the risk management process, the Board has designated the Audit Committee the initial responsibility for overseeing the company’s risk assessment and risk management.  In fulfilling its delegated responsibility, the Audit Committee has directed the management to ensure that an approach to risk management is implemented as a part of the day-to-day operations of the company, and to design internal control systems with a view to identifying and managing material risks.

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

In addition to the amounts set forth in the table above, each non-employee director received a stock option grant exercisable for 20,000 shares of the Company’s common stock, which grants vest over a one-year period in four equal quarterly installments beginning on the date of grant.  Additional annual stock option grants may be made to each non-employee director, in the sole discretion of the board of directors.

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

Risk Considerations in Determining Compensation

Our Compensation Committee reviewed the various design elements of our compensation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking.  Following the risk evaluation, the Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

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

                      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2010.

Apollo Solar Energy, Inc.

By:	/s/Renyi Hou
Name:	Renyi Hou
Title:	Chief Executive Officer and President

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

(AUDITED)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	F4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F6

Notes to Consolidated Financial Statements	F7 – F24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors’ of Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the” Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.   Our audits also included the financial statement schedule listed in Item 15. We have also audited the Company’s  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessment risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/Paritz & Company, P.A.
 Hackensack, New Jersey
March 31, 2010

F2

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,776	$4,874,044
Accounts receivable net of allowance for doubtful accounts $404,678 and $15,000, respectively	164,093	961,600
Inventories	7,944,740	7,496,477
Due from related party	3,652,756	2,313,198
Deferred tax assets	-	25,414
Prepaid expenses and other sundry current assets	583,826	899,154
TOTAL CURRENT ASSETS	12,853,191	16,569,887

Property, machinery and exploration assets, net	21,048,231	19,549,909
Non-marketable investments	43,943	-
Investment in Joint Venture	189,175	-
	21,281,349	19,549,909
TOTAL ASSETS	$34,134,540	$36,119,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loan	$4,388,033	$-
Notes payable	-	-
Accounts payable – trade	283,689	876,221
– Construction vendors	2,764,464	2,546,890
Accrued expenses and other sundry current liabilities	1,239,674	959,186
Deferred tax liabilities	393,716	-
Due to stockholders	5,839,869	9,032,382
TOTAL CURRENT LIABILITIES	14,909,445	13,414,679

LONG-TERM DEBT	-	4,397,215

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 44,555,131 issued at outstanding at December 31, 2009 and 2008	44,555	44,555
Additional paid-in capital	19,192,138	17,347,905
Accumulated deficit	(1,298,792)	(383,221)
Accumulated other comprehensive income	1,287,194	1,298,663
TOTAL STOCKHOLDERS’ EQUITY	19,225,095	18,307,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$$34,134,540	$36,119,796

The accompany notes are an integral part of these financial statements

F3

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In US Dollars)
	Year Ended December 31,
	2009	2008	2007
SALES	$7,813,605	$6,968,430	$2,003,788

COST OF SALES	6,012,500	5,150,943	1,315,002

GROSS PROFIT	1,801,105	1,817,487	688,786

OPERATING EXPENSES:
General and administrative expenses	5,586,508	1,143,327	117,190

Selling expenses	204,701	302,577	59,069
Research and development expenses	48,623	83,166	18,605
TOTAL OPERATING EXPENSES	5,839,832	1,529,070	194,864

OPERATING INCOME (LOSS)	(4,038,727)	288,417	493,922

Gain on investment in JV	3,977,511	-	-
Interest expense	(476,638)	(57,773)
Other income (expenses)	207,136	-

INCOME BEFORE PROVISION FOR INCOME TAXES	(330,717)	230,643	493,922-

Income taxes	584,854	212,051

NET INCOME (LOSS)	$(915,571)	$18,592	$493,922

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(8,908)	$1,092,972	$112,887

COMPREHENSIVE INCOME (LOSS)	$(924,479)	$1,111,564	$606,809

Basic and Diluted Income per common share
Basic	$(0.02)	$0.00	$0.01
Diluted	$(0.02)	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	44,555,131	44,555,131	44,555,131
Diluted	44,555,131	44,555,131	44,555,131

The accompany notes are an integral part of these financial statements

F4

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The accompany notes are an integral part of these financial statements

F5

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(915,571)	$18,592		$493,922
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of options for services	1,844,233	-
Gain on investment in JV	(3,977,511)	-
Depreciation	986,437	457,737		310,092
Deferred tax assets	502,194	(25,414)		-
Inventory mark-down	180,734	150,165		-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable – trade	796,395	(928,131)		(14,838)
Inventory	(604,205)	(5,114,886)		(1,166,712)
Prepaid expenses and other sundry current assets	331,537	(359,027)		-
Accounts payable – trade	(591,598)	851,208		(767,407)
-- construction	219,119	2,501,035
Accrued expenses and other sundry current liabilities	312,851	434,436		14,714
NET CASH USED IN OPERATING ACTIVITIES	(915,385)	(2,014,285)		(1,408,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-marketable investment	(43,900)	-
Purchase of property and equipment	(437,746)	(8,945,111)
Government subsidy to purchase Fixed Assets	2,020,172	-
Acquisition of land use rights	(3,675,501)	-		(6,548,423)
NET CASH USED IN INVESTING ACTIVITIES	(2,136,975)	(8,945,111)		(6,548,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,385,394	-		6,836,205
Capital contribution	-	7,650,636		-
Advance from (payment to) shareholders	(3,195,712)	8,977,519		839,845
Advance from (payment to) related party	(2,508,612)	(3,503,014)		2,764,809
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,318,927)	13,125,140		10,440,859

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,019	89,123		49,571

NET DECREASE IN CASH AND CASH AND CASH EQUIVALENTS	(4,366,268)	2,254,867		2,533,032

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,874,044	2,619,176		86,144

CASH AND CASH EQUIVALENTS, END OF YEAR	$507,776	$4,874,043		$2,619,176

Supplemental disclosures of cash flow information:
Interest paid	$94,790	$-	$
Income taxes paid	$35,321	$161,061		$-
Non-cash financing activities:
Investment in JV	187,175	-		-
Conversion of debt to JV	5,441,291	-		-
Conversion of debt to additional paid-in capital	$-	$2,878,692		$-
The accompany notes are an integral part of these financial statements

F6

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The company entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou (which rights are collectively referred to in this report as the Exploration Business).  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Exploration Business.

F7

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

F8

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted-average method.

Advance for purchases

The Company made interest free advances to certain vendors for purchase of its raw materials and construction in progress equipment.

Property, machinery and exploration assets

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

Mineral exploration costs are expensed according to the term of the license granted to the Company by the PRC.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, extraction rights and other costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the mineralized body based on estimated recoverable volume through to the end of the period over which the Company has extraction rights.  At the Company’s underground projects, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable volume in mineralized material.  To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body.  Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing exploration properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

F9

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

F10

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

Revenue recognition

Revenue is recognized for the metal refining segment at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers. No revenues have been recognized in the exploration segment or manufacturing segment.

Shipping and handling costs

In accordance with “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Research and development

Research and development expenditures are charged to operations as incurred and were not material for the years ended December 31, 2009, 2008 and 2007.

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

As a result of the net loss in 2009, the calculation of diluted loss per share does not include the dilutive effect of 423,750 stock options because they would have been anti-dilutive. There were no additional common shares that would have been outstanding as of December 31, 2008.

F11

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

F12

NOTE 3. INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2009	December 31, 2008

Raw Materials	$3,232,860	4,351,326
Work-in-progress	1,230,281	1,080,390
Finished goods	3,481,599	2,064,761

Total	$7,944,740	7,496,477

NOTE 4: PROPERTY, MACHINERY AND EXPLORATION ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	2009	2008	Life

Building	$14,400,190	13,349,541	40 years
Right to use land	3,995,890	324,809	Life of lease
Machinery and equipment	2,654,064	3,506,879	10 years
Office equipment	234,126	209,543	5 years
Vehicle	464,990	464,512	5 years
Mining rights	320,496	318,113
Construction in progress	1,118,824	2,630,538
	23,258,580	20,803,935
Less accumulated depreciation	2,210,349	1,254,026
	$21,048,231	19,549,909

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $986,437, $457,737 and $310,092 respectively.

Estimated costs to complete the construction in progress after December 31, 2009 are not anticipated to be material. Construction is expected to be completed in the second quarter of 2010.

Anticipated costs to complete the construction in progress will aggregate approximately 1,800,000 RMB ($300,000). Construction is expected to be completed in 2009.

F13

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

F14

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

As of December 31, 2009, this debt was assigned to JV (See Note 7).

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

		As of December 31,
		2009	2008

Accrued Interest		$797,180	447,255
Government subsidy for research & development		87,886	80,615
Salaries and benefits		101,647	137,733
Taxes		87,419	84,828
Professional fees		103,333	153,000
Other accrued expenses		125,506	55,755

	Total	$1,302,971	959,186

F15

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

F16

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

F17

A summary of option activity under the Stock Incentive Plan as of December 31, 2008 and 2009, and changes during the years then ended is as following:

A summary of the status of nonvested shares as of December 3, 2009 and changes during the year ended December 31, 2009 is as following:

As of December 31, 2009, there was $2,153,590 of total unrecognized compensation cost related to nonvested stock option granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

F18

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009, 2008 and 2007, to the Company’s effective tax rate is as follows:

	December 31
	2009	2008	2007
U.S. statutory rate a +35%	$(115,750)	(80,725)	-
Tax rate difference between China and U.S.	(469,693)	(23,064)	-
GAAP and Chinese tax law difference on amortization of intangibles	1,245,584	244,340	-
Net loss carryforward from prior period	(77,293)	(85,950)	-
Valuation allowance			-
Effective tax rate	$584,853	212,051	-

The provisions for income taxes are summarized as follows:

		As of December 31,
		2009	2008	2007

Current		$165,754	237,465	$-
Deferred		419,099	(25,414	-)

	Total	$584,853	212,051	$-

F19

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets
Inventory markdown	$58,482	36,865
Bad debt expense	66,448	3,599
Depreciation	73,376
Other	12,107
Net loss carried forward	1,492,592	245,008
Gross deferred tax assets	1,703,005	285,472
Valuation allowance	(1,492,592)	(245,008
Net deferred tax assets	210,413	40,464

Deferred tax liabilities
Depreciation & amortization	-	(12,581
Gain on investment in Joint Venture	596,627	-
Others	7,502	(2,469
Deferred tax liabilities	604,129	(15,050

Net deferred tax assets (liabilities)

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

As of December 31, 2009, 2008 and 2007, the Company had VAT tax payable of $87,419, $494,387 and $0, respectively.

F20

NOTE 14. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2009, 2008 and 2007, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 15.  BUSINESS SEGMENTS

For the year ended December 31, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Exploration	Others	Total

Revenue	$-	$7,813,605	$-	$-	$7,813,605
Operating profit (loss)	(1,459,164)	278,453	(140,458)	(1,530,125)	(2,851,294)
Depreciation and amortization	268,816	682,170	27,177		978,163
Capital expenditures	1,046,331	204,250	239,248		1,489,829
Assets	19,101,558	12,779,417	2,233,109	20,456	34,134,540

For the year ended December 31, 2008

	Manufacturing	Refining	Exploration	Corporate and Other	Consolidated Total
Revenue	$-	$6,968,430	$94,485	$(94,485)	$6,968,430
Operating profit (loss)	(610,606)	1,209,850	(164,175)	(146,652)	288,417
Depreciation and amortization	323,471	123,694	10,572	-	457,737
Capital expenditures	7,963,456	839,319	142,335	-	8,945,110

For the year ended December 31, 2007

	Manufacturing	Refining	Consolidated Total
Revenue	$-	$2,003,788	$2,003,788
Operating profit (loss)	(244,318)	738,240	493,922
Depreciation and amortization	225,186	84,906	310,092
Capital expenditures	5,938,762	609,661	6,548,423

F21

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the consolidated results of operations from continuing operations for the fiscal years ended December 31, 2009, 2008 and 2007 (data in dollars, except per share data):

				Basic Earnings	Diluted Earnings
	Net Sales	Gross Profit	Net Income (loss)	Per Share	Per Share

Fiscal Year Ended December 31, 2009
First Quarter	$2,308,619	496,932	$(655,331	$(0.01)	$(0.01)
Second Quarter	1,681,755	394,165	(463,058	(0.01)	(0.01)
Third Quarter	2,289,669	665,253	(485,945	(0.01)	(0.01)
Fourth Quarter	1,533,562	244,755	2,344,562	0.06	0.05
Fiscal Year	$7,813,605	1,801,105	$740,229	$0.03	$0.02

Fiscal Year Ended December 31, 2008
First Quarter	$1,909,707	792,212	$475,369	$0.01	$0.01
Second Quarter	1,135,466	154,248	(242,341	(0.01)	(0.01)
Third Quarter	892,400	176,237	(214,458	(0.00)	(0.00)
Fourth Quarter	3,125,342	694,789	21	0.00	0.00
Fiscal Year	$7,062,915	1,817,487	$18,592	$0.00	$0.00

Fiscal Year Ended December 31, 2007
First Quarter	$85,234	30,588	$(55,082	$0.00	$0.00
Second Quarter	31,404	11,696	(94,463	0.00	0.00
Third Quarter	662,564	248,221	162,314	0.00	0.00
Fourth Quarter	1,224,586	398,281	481,153	0.01	0.01
Fiscal Year	$2,003,788	688,786	$493,922	$0.01	$0.01

F22

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

For the year ended December 31, 2007, two major customers accounted for 54% and 23% of total sales, respectively.

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

The Company's business depends on maintaining licenses of its current products from the Chinese government.  Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed.

In September 2006, the PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

F23

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

F24