Form 10-Q
period 2010-11-15
APOLLO SOLAR ENERGY, INC.
filed 2010-11-15
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-12122

Apollo Solar Energy, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-0601802 (I.R.S. Employer Identification No.)

No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone,Shuangliu, Chengdu People’s Republic of China, 610207
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:  +86 028-8574-5593
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

There were 50,133,662 shares of common stock issued and outstanding as of October 28, 2010.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2010

ITEM 1.  FINANCIAL STATEMENTS
APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$ 2,349,519	$ 507,776
Accounts receivable, net of allowance for doubtful accounts	524,475	164,093
$428,817 and $404,678, respectively
Inventories	6,607,726	7,944,740
Due from related parties	4,368,411	3,652,756
Prepaid expenses and other sundry current assets	853,912	583,826
Total current assets	14,704,043	12,853,191

Property, machinery and exploration, net	22,144,271	21,048,231
Non-marketable investments	52,308	43,943
Investments in joint venture	(33,857)	189,175
	22,162,722	21,281,349

Total Assets	$ 36,866,765	$ 34,134,540

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Short-term loans	4,951,309	4,388,033
Accounts payable - trade	456,738	283,689
Accounts payable - construction vendors	2,550,605	2,764,464
Accrued expenses, taxes and other sundry current liabilities	1,932,900	1,239,674
Deferred tax liabilities	401,709	393,716
Due to shareholders	-	5,839,869
Total current liabilities	10,293,261	14,909,445

Shareholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding at September 30, 2010 and December 31, 2009
Common stock, $.001 par value, 100,000,000 shares authorized,	50,133	44,555
50,133,462 and 44,555,131 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	28,650,510	19,192,138
Accumulated deficit	(3,932,619)	(1,298,792)
Accumulated other comprehensive income	1,805,480	1,287,194
Total shareholders' equity	26,573,504	19,225,095

Total Liabilities And Shareholders' Equity	$ 36,866,765	$ 34,134,540

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Sales	$ 6,158,700	$ 6,280,044	$ 3,582,735	$ 2,289,669

Cost of sales	(4,675,245)	(4,723,694)	(2,577,786)	(1,624,416)

Gross profit	1,483,455	1,556,350	1,004,949	665,253

Operating Expenses
General and administrative expenses	2,785,182	2,582,072	862,246	956,857
Selling expenses	190,074	150,208	73,737	28,491
Research and development expenses	667,208	79,332	314,098	29,370
Total operating Expenses	3,642,464	2,811,612	1,250,081	1,014,718

Operating loss	(2,159,009)	(1,255,262)	(245,132)	(349,465)

Interest expenses	(251,792)	(303,213)	(68,356)	(114,109)
Equity in loss from Joint Venture	(223,025)	-	(223,025)	-
Loss before income taxes	(2,633,826)	(1,558,475)	(536,513)	(463,574)

Provision for income taxes	-	45,859	-	22,371

Net loss	$ (2,633,826)	$ (1,604,334)	$ (536,513)	$ (485,945)

Other comprehensive income (loss)
Foreign currency translation Adjustment	$ 518,286	$ (22,598)	$ 384,489	$ (16,328)

Comprehensive loss	$ (2,115,540)	$ (1,626,932)	$ (152,024)	$ (502,273)

Basic and diluted loss per common share
Basic	$ (0.06)	$ (0.04)	$ (0.01)	$ (0.01)
Diluted	$ (0.06)	$ (0.04)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding
Basic	47,885,783	44,555,131	50,133,662	44,555,131
Diluted	47,885,783	44,555,131	50,133,662	44,555,131

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$ (2,633,826)	$ (1,604,334)
Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	490,810	551,947
Depreciation	688,820	857,044
Deferred tax	(0)	(7,955)
Equity in loss from Joint Venture	223,025	-
Changes in assets and liabilities:
(Increase) decrease in -
Account receivable	(350,994)	127,644
Inventories	1,472,889	(158,789)
Prepaid expenses and other sundry current assets	(234,968)	(28,837)
Account payable-trade	164,451	(555,459)
Accounts payable - construction vendors	(265,401)	(75,875)
Accrued expenses and other sundry current liabilities	650,158	(189,752)
Accrued interest	80,049	281,796
Net cash provided by (used in) operating activities	285,013	(802,570)

Cash flows from investing activities
Non-marketable investment	(7,346)	(43,909)
Purchase of property and equipment, net	(1,346,208)	(1,491,382)
Government subsidy to purchase of Fixed Assets	-	2,019,803
Acquisition of land use rights	-	(3,674,831)
Net cash used in investing activities	(1,353,554)	(3,190,319)

Cash flows from financing activities
Proceeds from short-term loans, net of payment of short-term loans	1,469,160	4,419,432
Proceeds from shareholder loan	2,000,000	-
Repayment of shareholder loan	(20,477)	(3,258,745)
Advance to related party	(577,992)	(813,923)
Net cash provided by financing activities	2,870,691	346,764

Effect of exchange rate changes on cash and cash equivalents	39,593	(5,233)

Net increase (decrease) in cash and cash equivalents	1,841,743	(3,651,358)

Cash and cash equivalents, beginning of period	507,776	4,874,044

Cash and cash equivalents, end of period	$ 2,349,519	$ 1,222,686

Supplemental disclosures of cash flow information:

Interest paid	$ 174,826	$ 303,835
Income taxes paid	$ 95,263	$ 35,321

Non-cash financing activities:
Conversion of shareholder loan to common stock	$ 8,929,139	-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Sichuan Apollo was formed in June 2006 in the People’s Republic of China and develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells through its 100% owned subsidiary, Sichuan Xinlong Diye Tellurium Industry & Technique Co., Ltd ( “Diye”).

Effective August 22, 2008, Diye acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. (“Dadu River”) from significant shareholders of the Company.  Dadu River owns the exclusive rights to the Dashuigou tellurium property through at least January 2013.  Prior year financial statements have not been restated as the effects of this acquisition of the financial position and results of operations are immaterial.

The Company entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (the “VIE”) and certain of its shareholders who are the Company’s direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to the Company’s wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area property and the exploration rights related to that certain tellurium and bismuth property in Shimian Majiagou (the “Exploration Business”).  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to the Company’s wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, the Company’s consolidates the financial results of the VIE related to the Exploration Business.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates.

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

No impairment loss was recorded for the nine months ended September 30, 2010 and 2009, respectively.

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

Recently issued accounting pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets. The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share (“EPS”) prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this ASU affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this ASU are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This ASU provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU will have a material impact on its financial statements.

NOTE 4. DUE FROM RELATED PARTIES

The breakdown of amounts due from related parties consists of the following:

	As of
	September 30, 2010	December 31, 2009

Due from Xinju	$4,264,405	$3,477,719
Due from JV-Chenggu Zhong Guandian	2,852	175,037
Due from shareholders	101,154	-

	$4,386,411	$3,652,756

Xinju is a related party partially owned by a majority shareholder of the Company who has personally guaranteed repayment of this obligation to the Company.  JV-Chengdu Zhong Guandian is a newly formed joint venture in which the Company holds 35% of the equity interest (see note 6).   All the above loans are non-interest bearing and due on demand.

NOTE 5. NON-MARKETABLE SECURITIES

On March 12, 2009, the Company entered into an agreement to invest RMB300,000 (equivalent to $43,900 at date of signing), for a 6% interest, with two non-affiliates  to establish a new company engaged in the green energy industry.  The Company accounted for this investment using the cost method of accounting.

In September 2010, the Company entered into an agreement to invest RMB50,000 (equivalent to $7,472 at date of signing), with four non-affiliates  to establish a new research institute engaged in the green energy industry based in Chengdu.  The Company accounted for this investment using the cost method of accounting.

NOTE 6.  INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The joint venture (the “JV”)  was formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.   The Company will account for this investment using the equity method once the operations of the JV commence.

Under the terms of the JV Agreement, Sichuan Apollo will contribute land, a manufacturing plant and other equipment with a net book value of approximately $2.3 million to the JV in exchange for a 35% interest in the JV.  In addition, under the terms of the JV Agreement, debt of the Company aggregating RMB37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV.   Bengbu and the Agency will contribute cash equal to their aggregated 65% interest in the JV of RMB142,800,000.

In accordance with authoritative accounting guidance, the Company has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share of the fair value of the JV’s net equity, which, if treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as an extraordinary gain according to the guidance.  As of December 31, 2009, the Company had contributed net assets of RMB11,290,716 (equivalent to $1,653,832), and RMB37,170,000 (equivalent to $5,444,500) loan payable to the Agency has been assigned to the JV.  This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB25,182,671 (equivalent to $3,977,512), which is reported as income on the accompanying statement of operations for the year ended December 31, 2009.  As of December 31, 2009, not all of the capital contributions and assets to be contributed to the JV have been performed.  In addition, as of September 30, 2010, no transfers to JV have occurred.  The Company will report additional gains in subsequent periods when the additional contributions are made to the JV.  The Company is treating the gain as a non-taxable event.

Under the terms of the JV Agreement, the JV is to be formed with a cash capital contribution of RMB142,800,000 by Bengbu and the Agency and the assets of the Company with a fair market value of RMB49,980,000. The value of the net assets contributed by the Company were equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties.  The assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party.

NOTE 7.  SHORT-TERM LOAN

The Company’s short-term loans include the following:

Balance at September 30, 2010	Balance at December 31, 2009
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd with unspecific due date, with interest at 6.57% per annum, collateralized by certain plant equipment of Sichuan Apollo	$ 617,232	$ 604,951
b) Loan payable to Bank of Communication, Chengdu branch due on February 8, 2011, with interest at 6.64% per annum, collateralized by the buildings and land use right of Diye	298,902	292,954
c) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 24, 2011, with interest at 5.84% per annum, collateralized by the the buildings of Sichuan Apollo	747,255	732,386
d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2011, with interest at 5.84% per annum, collateralized by the the buildings of Sichuan Apollo	747,255	732,386
e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu due on July 15, 2011, with interest at 6.37% per annum, collateralized by the the buildings of Sichuan Apollo	1,046,156	1,025,341
f) Loan payable to an unrelated party due on September 22, 2010, with interest at 15% per annum-converted to stocks on 4/20/2010	-	1,000,015
g) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 19, 2011 with interest at 5.84% per annum, collateralized by the the buildings of Sichuan Apollo	1,494,509	-
	$ 4,951,309	$ 4,388,033

NOTE 8.  TAXES

Corporation income tax

The Company is governed by the Corporation Income Tax Law of the PRC concerning privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, the Company received government approval regarding a High-Tech Enterprise Certificate, which allows the Company to utilize a tax rate of 15% effective January 1, 2009, until December 31, 2011.

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

NOTE 9.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve.  The statutory surplus reserve is non-distributable.  As of September 30, 2010 and December 31, 2009 , the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 10.   BUSINESS SEGMENTS

For the nine months ended September 30, 2010:

				Corporate &	Consolidated
	Manufacturing	Refining	Exploration	Others	Total

Revenue	$-	$6,114,900	$43,800	$-	$6,158,700
Operating loss	(252,365)	(580,709)	(158,301)	(1,167,634)	(2,159,009)
Depreciation and amortization	438,893	229,028	20,899		688,820
Total Assets	20,411,024	15,577,049	550,607	328,085	36,866,765

For the three months ended September 30, 2010:

				Corporate &	Consolidated
	Manufacturing	Refining	Exploration	Others	Total

Revenue	$-	$3,582,622	$113	$-	$3,582, 735
Operating Profit (loss)	186,172	(97,911)	(75,153)	(258,240)	(245,132)
Depreciation and amortization	168,094	55,443	7,122		230,659
Total Assets	20,411,024	15,577,049	550,607	328,085	36,866,765

For the nine months ended September 30, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Exploration	Others	Total

Revenue	$-	$6,280,044	$-	$-	$6,280,044
Operating profit (loss)	(166,280)	483,584	(592,952)	(979,614)	(1,255,262)
Depreciation and amortization	606,212	230,526	20,306		857,044
Total Assets	22,275,758	11,357,296	2,160,418	146,325	35,939,797

For the three months ended September 30, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Exploration	Others	Total

Revenue	$-	$2,289,669	$-	$-	$2,289,669
Operating loss	206,049	305,137	(549,430)	(311,221)	(349,465)
Depreciation and amortization	365,363	(113,553)	6,867		258,677
Total Assets	22,275,758	11,357,296	2,160,418	146,325	35,939,797

NOTE 11.  CONCENTRATIONS

For the nine months ended September 30, 2010, two major customers accounted for approximately 55% and 14% of total sales, respectively.  At September 30, 2010, one customer accounted for approximately 75% of total accounts receivable outstanding.

For the nine months ended September 30, 2009, one major customer accounted for approximately 82% of total sales.  At September 30, 2009, three customers accounted for 39%, 28% and 16% of total accounts receivable outstanding, respectively.

For the nine months ended September 30, 2010, 64% of sales were made to customers in North America and 34% of sales were made to customers in Asia.

For the nine months ended September 30, 2009, 89% of sales were made to customers in North America and 11% of sales were made to customers in Asia.

NOTE 12.  JOINT TECHNOLOGY AGREEMENT

On March 16, 2010 (the “Effective Date”), the Company entered into a Joint Research Agreement (the “Research Agreement”) with the New Jersey Institute of Technology (the “NJIT”) pursuant to which the Company agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000, to be delivered in three equal installments within 15 days of each of the Effective Date, the first anniversary of the Effective Date, and the second anniversary of the Effective Date.  Under the terms of the Research Agreement, the NJIT will provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology (the “Project”), and will deliver bi-annual reports to the Company regarding the Project during the term of the Research Agreement.  The NJIT granted the Company an exclusive option and right of first refusal to receive a royalty-bearing license to any intellectual property rights the NJIT may have related to the Project, which license will be on commercially reasonable terms, as negotiated in good faith by the parties.  The NJIT also granted the Company a right of first refusal to enter into negotiations with the NJIT regarding the creation of a separate business entity for the purpose of commercializing any intellectual property resulting from the Project.  The Research Agreement will remain in effect for a period of three years, unless earlier terminated by either the Company or the NJIT upon 30 days prior written notice.

As of September 30, 2010, the Company has paid an aggregate of US$400,000 to the NJIT pursuant to the Research Agreement.  Amortization of $250,000 was recorded as research and development expense for the nine months ended September 30, 2010.

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

NOTE 14.  COMMITMENT AND CONTINGENCIES

On November 20, 2009, Sichuan Apollo entered into common stock pursuant agreement (the “Purchase Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) pursuant to which the Company agreed to issue 9,000,000 shares of its common stock for an aggregate purchase price of US$9,000,000.  The Purchase Agreement contains customary representations, warranties and covenants.  The closing of the private placement is expected to take place in the near future, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions.  In connection with the financing, the Company committed to file a registration statement under the Securities Act to cover the resale of the shares purchased in the private placement to the extent such shares are not otherwise available for resale within 180 days following the closing.   Either the Company or Bengbu may terminate the Agreement prior to closing in certain circumstances.

As of September 30, 2010, the parties to the Bengbu Agreement were still working to obtain such government authorizations necessary to complete the transaction.  There can be no assurance that the transaction will be completed on the proposed terms or at all.

 NOTE 15.  SHAREHOLDER LOAN CONVERSION

On April 23, 2010, certain existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $8,929,139 held by such stockholders into an aggregate of 5,578,330 shares of the Company’s common stock at a price per share of $1.60.

NOTE 16.  SUBSEQUENT EVENTS

On November 8, 2010, Renyi Hou resigned as Chairman of the board of directors and Chief Executive Officer of the Company.  Mr. Hou’s resignation was not related to any disagreement or dispute with the Company.

Dr. Jingong Pan, the Company’s former Vice President, was appointed as Chairman of the board of directors and Chief Executive Officer of the Company, effective November 8, 2010.  As Chief Executive Officer, Dr. Pan will receive an annual salary of RMB 660,000 in first year.  Dr. Pan was also granted stock options to acquire up to 1,000,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Dr. Pan remains employed with the Company.  The options have an exercise price of $3.50 per share.

On November 8, 2010, the Company’s board of directors also approved a stock option grant to acquire up to 500,000 shares of the Company’s common stock to Hongwei Ke, the Company’s Chief Operating Officer, which grant will vest in equal yearly installments over a three year period, provided Mr. Ke remains employed with the Company.  The options have an exercise price of $3.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed on April 30, 2010, and Amendment No. 2 to our Annual Report on Form 10-K, filed on September 15, 2010.  Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

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

Our Variable Interest Entity Agreements

We entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (VIE), and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area property and the mining rights related to that certain tellurium and bismuth property in Shimian Majiagou, which rights we collectively referred to as the Exploration Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Exploration Business pursuant to FASB ASC 810-10, “Consolidation.”

The VIE agreements are summarized as follows:

•
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Exploration Business at such time as the purchase becomes advisable, permissible and in our best interest.

•
Exclusive Sales Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grants to our wholly-owned subsidiary the exclusive right to buy all of the output of the Exploration Business.

•
Business Operation Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which imposes certain restrictions and obligations on the VIE and certain of its shareholders to support the VIE arrangement, including refraining from competing with our business or modifying the business operations of the VIE without the prior consent of our wholly-owned subsidiary.

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

Our Corporate Structure

Our current corporate structure is set forth in the following diagram:
(1)  Agreements that provide us with effective control over Sichuan Xinju Mineral Resources Development Co. Ltd. include a purchase option agreement, a business operations agreement and an exclusive technical and consulting agreement.

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

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

Accounts Receivable

Accounts receivable consist of trade receivables resulting from sales of products during the normal course of business.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At September 30, 2010 and December 31, 2009, the Company has an allowance for doubtful accounts of $428,817 and $404,678, respectively.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Results of Operations

The following table sets forth certain information from our condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2010 and 2009 (unaudited) and for the three months ended September 30, 2010 and 2009 (unaudited):

	Nine months Ended Sep 30,		Three months Ended Sep 30,
	2010	2009	2010	2009
Sales	$6,158,700	$6,280,044	$3,582,735	$2,289,669
Cost of sales	4,675,245	4,723,694	2,577,786	1,624,416
Gross profit	1,483,455	1,556,350	1,004,949	665,253
Operating expenses
General and administrative expenses	2,785,182	2, 582,072	862,246	956,857
Selling expenses	190,074	150,208	73,737	28,491
Research and development expenses	667,208	79,332	314,098	29,370
Total operating expenses	3,642,464	2,811,612	1,250,081	1,014,718
Operating loss	(2,159,009)	(1,255,262)	(245,132)	(349465)
Interest expenses	(251,792)	(303,213)	(68,356)	(114,109)
Loss from investments in JV	(223,025)		(223,025)
Provision for income taxes	0	45, 859	0	22,371
Net profit (loss)	$(2,633,826)	$(1,604,334)	$(536,513)	$(485,945)

As a percentage of sales
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9%	75.2%	72.0%	70.9%
Gross profit	24.1%	24.8%	28.0%	29.1%
Expenses
General & administrative expenses	45.2%	41.1%	24.0%	41.7%
Selling expenses	3.1%	2.4%	2.1%	1.2%
Research and development expenses	10.8%	1.3%	8.8%	1.3%
Total operating expenses	59.1%	44.8%	34.9%	44.3%
Net profit (loss)	(43.3%)	(25.5%)	(15.0%)	(21.2) %

Three Months Ended September 30, 2010 and 2009

Net sales

Net sales for the three months ended September 30, 2010 were $3,582,735, compared to $2,289,669 for the comparable period in 2009.  This increase of 56.5% was primarily attributable to the effect of the global financial crisis in 2009 and stable orders from our largest customer in 2010. We saw a significant decline in the orders placed by our other customers during the second half of 2009, which we believe was due in large part to the financial crisis and general economic conditions.  However, we have seen an increase in orders from these customers during the third quarter of 2010.

Cost of sales

Cost of sales for the three months ended September 30, 2010 was $2,577,786, compared to $1,624,416 for the comparable period in 2009. This increase of 58.7% was primarily due to the higher in revenue in the third quarter of 2010 compared to the third quarter of 2009.  Additionally, the costs of materials used in our products continue to increase and these costs during the third quarter of 2010 were higher than those in the third quarter of 2009.

Gross profit

Gross profit for the three months ended September 30, 2010 was $1,004,949, compared to $665,253 for the comparable period in 2009.  This increase of $339,696, or 51.1%, was primarily due to the higher revenue in the third quarter of 2010 compared to the third quarter of 2009.  The gross profit margin for the three months ended September 30, 2010 was 28.0%, compared to 29.1% for the comparable period of 2009.  The decrease in profit margin was primarily due to the increasing cost of raw materials.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2010 were $73,737, compared to $28,491 for the comparable period in 2009.  This increase of 158.8% was primarily due to our ongoing efforts to increase our marketing and advertising campaigns, which are led by our new marketing manager, whom we hired in March 2010 and who has experience with international sales.  In addition, in September 2010 we hired a new technical advisor who we believe will be helpful in identifying and attracting new customers.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2010 were $862,246, compared to $956,857 for the comparable period in 2009.  The decrease of 9.9% was primarily due to our efforts to eliminate or reduce certain administrative expenses, including conference and product expo expenses.

Research and development expenses

Research and development expenses for the three months ended September 30, 2010 were $314,098, compared to $29,370 for the comparable period in 2009. This increase of 969.5% in absolute dollars, which constituted an increase as a percentage of sales from 1.3% to 8.8%, was primarily due to our payment of sponsorship funds to the New Jersey Institute of Technology (NJIT) to establish a CdTe research center pursuant to the terms of a Joint Research Agreement.  We have agreed to pay the NJIT an aggregate amount of $1,500,000 over a period of three years under the agreement, and as of September 30, 2010, we have paid the NJIT an aggregate of $400,000 pursuant to the agreement.  We are committed to the improvement of product quality and the development of new products, and we expect to continue our focus on research and development for the foreseeable future.

Net income/loss

Net loss for the three months ended September 30, 2010 was $536,513, compared to $485,945 for the comparable period in 2009.  The increase in our net loss was primarily due to the increasing cost of raw materials and our increasing research and development expenses.

Nine Months Ended September 30, 2010 and 2009

Net sales

Net sales for the nine months ended September 30, 2010 were $6,158,700, compared to $6,280,044 for the comparable period in 2009.  This decrease of 1.9% was primarily attributable to the effect of the global financial crisis in 2009 and the first half of 2010, which we believe caused a significant number of our customers not to place orders at historical levels.  However, we have seen an increase in orders from these customers during the third quarter of 2010.  We believe our reliance on certain customers for a significant portion of our revenue has contributed and will continue to contribute to unpredictable sales volumes.

Cost of sales

Cost of sales for the nine months ended September 30, 2010 was $4,675,245, compared to $4,723,694 for the comparable period in 2009.  This decrease of 1.0% was primarily due to the lower revenue in the first nine months of 2010 compared to the first nine months of 2009, offset by increasing costs of materials used in our products.

Gross profit

Gross profit for the nine months ended September 30, 2010 was $1,483,455, compared to $1,556,350 for the comparable period in 2009. This decrease of $72,895, or 4.7%, was primarily due to the lower revenue in the first nine months of 2010 compared to the first nine months of 2009.  Additionally, the costs of materials used in our products continue to increase and these costs during the first nine months of 2010 were higher than those in the first nine months of 2009.  The gross profit margin for the nine months ended September 30, 2010 was 24.1%, compared to 24.8% for the comparable period in 2009.  The decrease in profit margin was primarily due to the increasing cost of raw materials.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2010 were $190,074, compared to $150,208 for the comparable period in 2009.  This increase of 26.5% was primarily due to our ongoing efforts to increase our marketing and advertising campaigns, which are led by our new marketing manager, whom we hired in March 2010 and who has experience with international sales.  In addition, in September 2010 we hired a new technical advisor who we believe will be helpful in identifying and attracting new customers.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2010 were $2,785,182, compared to $2,582,072 for the comparable period in 2009.  This increase of 7.9% was primarily due to increase of professional fee, consulting fee and increase of salaries etc .

Research and development expenses

Research and development expenses for the nine months ended September 30, 2010 were $667,208, compared to $79,332 for the comparable period in 2009. This increase of 741% in absolute dollars, which constituted an increase as a percentage of sales from 1.3% to 10.8%, was primarily due to our payment of sponsorship funds to the New Jersey Institute of Technology (NJIT) to establish a CdTe research center pursuant to the terms of a Joint Research Agreement.  We have agreed to pay the NJIT an aggregate amount of $1,500,000 over a period of three years under the agreement, and as of September 30, 2010, we have paid the NJIT an aggregate of $400,000 pursuant to the agreement.  We are committed to the improvement of product quality and the development of new products, and we expect to continue our focus on research and development for the foreseeable future.

Net income/loss

Net loss for the nine months ended September 30, 2010 was $2,663,826, compared to $1,604,334 for the comparable period in 2009.  The increase in our net loss was primarily due to the increasing cost of raw materials and our increasing research and development expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are our current balances of cash and cash equivalents, cash flow from sales of high-purity materials and borrowings under a bank loan (expected to be approximately US$1.47 million during 2010).  Our primary cash needs include capital expenditures to invest in exploration, mining equipment and refinery facilities and funding working capital requirements.

We believe we have sufficient funds to continue our operations at current levels and our expected capital expenditures for at least the next twelve months.  Other than the bank loan described above, we do not have a credit line or other borrowing facility to fund our operations.  To continue our current operations beyond the next twelve months, we expect we will need to seek additional financing through the issuance of additional equity or debt securities or other sources of funding.  We may not be able to secure additional funding on favorable terms, or at all.  If we were unable to obtain the necessary additional funding, we would be required to reduce the scope of our operations or discontinue our operations.

Our summary cash flow information is as follows:

	Nine Months Ended September 30,
	2010	2009

Net cash (used in) provided by operating activities	$285,013	$(802,570)
Net cash (used in) provided by investing activities	(1,353,554)	(3,190,319)
Net cash provided by (used in) financing activities	2,870,691	346,764
Effect of exchange rate changes on cash	39,593	(5,233)
Net increase (decrease) in cash	$1,841,743	$(3,651,358)
Cash at beginning of period	507,776	4,874,044
Cash at end of period	$2,349,519	$1,222,686

Net cash (used in) provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $285,013, compared to net cash used by operating activities of $802,570 for the comparable period in 2009.  For the nine months ended September 30, 2010, cash provided by operating activities consisted of an increase in accounts receivable of $350,994, a decrease in inventory of $1,472,889, an increase in accounts payable of $164,451, and a decrease in accrued expenses of $650,158.

For the nine months ended September 30, 2009, used by operating activities consisted of a decrease in accounts receivable of $127,644, an increase in inventory $158,789, a decrease in prepaid expenses of $28,837, and a decrease in accounts payable of $555,459.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $1,353,554 and $3,190,319, respectively.  For the nine months ended September 30, 2010, the cash used in investing activities primarily consisted of the purchase of property and equipment of $1,346,208.  In the first quarter of 2009, we received $2,019,803 in government subsidies from the PRC in connection with our successful listing as a public company in the United States.  These subsidies were treated as offsets to their relevant asset classes and will reduce depreciation in future periods.  For the nine months ended September 30, 2010, the cash used in investing activities primarily consisted of the purchase of property and equipment of $1,346,208.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $2,870,691, primarily consisting of $1,469,160 from short term bank loans and $2,000,000 from loans from shareholders.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $346,764, primarily consisting of the repayment of $3,258,745 in shareholder loans and payments to a related party of $813,923, net of the proceeds from a short term bank loan of $4,419,432.

Contractual obligations

The following table describes our contractual commitments and obligations as of September 30, 2010:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short term debt	$4,951,309	$4,951,309	$—	—	—
	$4,951,309	$4,951,309	$—	$—	$—

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8225 on December 31, 2008 and 1:6.8270 on December 31, 2009. In converting our RMB income statement amounts into U.S. dollars we used the following exchange rates:1:6.8323 for the nine months ended September 30, 2009 and 1:6.8066 for the nine months ended September 30, 2010. Our operating results in the past have benefited as a result of appreciation of the RMB against the U.S. dollar. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

Future Capital Expenditures

On April 10, 2009, we signed the VIE Agreements to acquire the exploration rights of the Dashuigou property and the mining rights of the Majiagou property.  We expect to invest in exploration, mining equipment, and refinery facility in the future so that we can source tellurium internally. Additional capital for this objective may be required that is in excess of our current resources, requiring us to raise additional capital through additional equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We use the U.S. dollar as the reporting and functional currency for our financial statements. As we conduct our operations through our PRC subsidiary, the functional currency of our PRC subsidiary is RMB. Substantially all our revenue and related expenses, including cost of revenues and advertising expenses, are denominated and paid in RMB. Transactions in other currencies are recorded in RMB at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are re-measured into RMB at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as other comprehensive income.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 23.60% appreciation of the RMB against the U.S. dollar from July 21, 2005 to September 30, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), our management carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on April 30, 2010, and by Amendment No. 2 to our Annual Report on Form 10-K, filed with the SEC on September 15, 2010, for our 2009 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Index to Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No	Exhibit Title	Herewith	Form	No.	No.	Date

10	Cancellation of Debt and Conversion Agreement, Dated August 23, 2010	X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: November 15, 2010	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: November 15, 2010	By: /s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer