Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2010-11-30
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

EXPLANATORY NOTE

This Amendment No. 3 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or this Amendment, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended and restated the following items:

•	Item 8 (Financial Statements and Supplementary Data) has been revised to include information with respect to the Company’s property, machinery and mining assets, and its income taxes; and

•
Item 9A (Controls and Procedures) has been amended to incorporate a statement that the Company’s management determined that the Company’s disclosure controls and procedures were ineffective as of December 31, 2009.

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

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO AMENDMENT NO. 3 TO ANNUAL REPORT ON FORM 10-K/A

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

PART I

ITEM 1.  BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, PRC. In addition we source tellurium from another mine in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to the Majiagou mine, or the VIE Arrangement, in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.  While no reserves can currently be delineated at the Company’s Dashuigou and Majiagou mines and other mining properties, we intend to continue to explore these properties with the objective of identifying and developing mineral reserves reportable under SEC Industry Guide 7.

The Company holds a license, through its variable interest entity arrangement with Sichuan Xinju Mineral Resources Development Corporation, that permits the Company to explore and engage in mining activities for each of the Dashuigou and Majiagou mines.  Sichuan Xinju Mineral Resources Development Corporation, in turn, is the holder of a license issued by the Chinese government. The Dashuigou mining license will be valid through January 2013, and the Dashuigou exploration license will be valid through April 2001. The Majiagou mining license will be valid through May 2013.  The Company is currently engaged in exploration of the Dashuigou and Majiagou mines.

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

Our strategy includes the following key elements:

·
•Leverage our cost base.  We believe the technical improvements resulting from our research and development efforts have been instrumental in significantly reducing our production costs and increasing our operational efficiency.  As we source more tellurium internally, we believe we will be able to achieve significantly higher profit margins than our competitors. We intend to utilize this cost advantage to attract both new customers and larger orders from existing customers.

·
•Increase production capacity. The main constraint limiting our sales has been production capacity as customer demand has exceeded the amount of materials we are able to produce. In May 2008, we relocated our operations to a new 650,000 square foot facility in Chengdu, PRC and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1,000 tons.  Of these 1,000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion, while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

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

·
•Expand market share in China.  Although the PV market in China is currently smaller than other major PV markets, we believe that the adoption of a series of new laws, regulations and initiatives by the PRC government, including the PRC’s Renewable Energy Law, the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises, the National Medium- and Long-Term Programs for Renewable Energy and the recent amendments to the PRC Energy-Saving Law demonstrates the PRC government’s commitment to develop renewable energy sources and may lead to rapid growth in the PV market in China.  As a leading supplier of high-purity materials in China, we believe we are well-positioned to capitalize on this growth and capture a significant portion of China’s thin-film PV market.

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

Sales and Marketing

We market and sell our products through our direct sales force to customers in North America, Japan, the rest of Asia, and Europe. Our sales team consists of eight in-house sales managers and one sales director that we hired in December 2009.  Our direct sales force includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in photovoltaics and the various applications in which our products are used.  Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the compound through manufacturing and processing to the customer?痵 exact specifications. On January 8, 2009, we appointed CERAC, Inc. to be our exclusive distributor for the North American market, excluding sales to First Solar. We believe we can leverage on CERAC’s established distribution channel to sell products to customers that may begin production of their thin film PV modules in 2010.

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

Safety Performance

 The Company has received no reports of occupational injuries or other safety accidents with respect to its operations since the Company received its Safe Production License from the Chinese government one April 11, 2006.  The Company has a production staff of persons in Dashuigou that are supervised by the Company’s Safety Production Committee which reports directly to the Company’s management team.  The Company has also adopted safety production guidelines and procedures that require every member of the Company’s production staff to participate in specific safety training programs and to obtain a safety working permit issued by the local governmental authorities prior to commencing such work. Additionally, the Company provides an annual internal training program to all Company employees that details the Company’s safety measures and emergency recovery programs currently in place.  Each employee is covered by a special occupational and health insurance program, and every employee undergoes a regular physical examination.

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

Our mining rights are amortized using the units-of-production method. We will periodically review our production plans and the reserve level of the respective mine. Accordingly, any material change in the production plan of our mines or modification of reserve levels may alter our amortization policy of mining rights and negatively impact us.

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

This could significantly affect demand for our products and reduce our sales and profit margins. Many other factors may affect the widespread adoption of PV technology and demand for our customers’ products, including the following:

•	cost-effectiveness of thin film PV modules compared to conventional and other non-solar renewable energy sources and products;
•	performance and reliability of thin film PV modules and thin-film technology compared to conventional and other non-solar renewable energy sources and products;
• ·	availability of government subsidies and incentives to support the development of the solar energy industry;
•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;
•
fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

• ·	fluctuations in capital expenditures by end-users of PV modules, which tend to decrease when the economy slows and interest rates increase; and
• ·	deregulation of the electric power industry and the broader energy industry.

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

As of October 28, 2010, we had 50,133,662 shares of Common Stock outstanding, and approximately 524,956 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 55,444,869 additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

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

Effective August 22, 2008, we acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. from Renyi Hou, our Chairman and Chief Executive Officer, Wei Li and Yong Ling. With this acquisition, we obtained the exclusive mining rights to the Dashuigou tellurium mine until January 2013, subject to potential renewal thereafter.  Relatedly, on April 10, 2009, we entered into a VIE with Sichuan Xinju Mineral Resources Development Corporation, or Xinju, and certain of its shareholders holding a majority of its voting equity stock. Under the terms of the VIE, we were granted the exclusive exploration and mining rights to the Dashuigou and Majiagou mines, in accordance with a license granted by the Chinese government which extends through January, 2013, subject to potential renewal thereafter.  Details of the effective dates and geographic areas of the permits for mining and exploration rights relating to Dashuigou and Majiagou properties are listed in the table below:

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

Each of the Dashuigou and Majiagou mines are open-pit mines, located in Shimian County of Sichuan Province, PRC.  The following map details the exact location of each of the mining projects within Shimian County:

Similarly, the following map reflects the specific areas for which the Company has obtained the mining and exploration rights with respect to the Dashuigou mine, and the mining rights with respect to the Majiagou mine:

1822100
1822200
1822300
1822400
323400
323300
323200
323100
323000
322900
Baiyangou
Dashuigou Mining License
Majiagou Mining License
Xiafeishui/
Shangfeishui
Mogutou
Majiagou
Tizigou
Dashuigou Exploration License
OD
ST1
ST2
ST3
NORTH
0
50m
LEGEND
Quaternary System
Q
Alluvium
Silurian System
Tonghua Group
ST3
No.3 Formation Schist and Phyllite
ST2
No.2 Formation Marble
ST1
No.1 Formation Schist
Ordovician System
OD
Dahebian Formation Marble
Mineralization vein
Fault
Stratum attitude
Mining license boundary
Exploration license boundary
Exploration target area
River and Stream

In late 2008, the Company engaged Behre Dolbear Asia, Inc., or BDASIA, a wholly-owned subsidiary of Behre Dolbear & Company, Inc., to conduct an independent technical review of the Dashuigou and Majiagou mines.  Senior-level professionals from BDASIA physically examined the Dashuigou and Majiagou mines, and a copy of the BDASIA report was included as Exhibit 99.2 to the Company’s Current Report of Form 8-K filed with the SEC on May 12, 2009.  Because no reserves under SEC Industry Guide 7 were delineated at either of the Dashuigou or Majiagou mines at the time the BDASIA report was prepared, BDASIA employed the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves, or the JORC Code, to review the mineral resource estimates.

The Dashuigou and Majiagou Projects are currently at the exploration stage, with only limited production.  Significant amounts of exploration work, mostly through underground drifting and surface trenching, have been conducted since the discovery of the tellurium deposits in 1991 and mineral resources have been estimated a number of times for the properties.  Xinju purchased a flotation mill with a production capacity of approximately 25-30 tonnes per day, or tpd, in 2000 and located approximately 30 linear kilometers, or approximately 80 km by road, from the Dashuigou and Majiagou projects.  The mill is now owned by Sichuan Apollo and has been used to treat mineralized material produced from the two mining properties to produce tellurium concentrates for further processing by Sichuan Apollo’s hydrometallurgical-smelting, refining and production facilities in Chengdu, Sichuan. Metallurgical testing and limited actual production on the tellurium mineralized material produced from the Dashuigou and Majiagou Projects have been conducted with positive results.  The projects have had only limited mine production to date.  With the recent sharp increase in tellurium price, Sichuan Apollo is currently in the process of preparing to fully develop the properties in order to start formal mining operation.  Sichuan Apollo also purchases tellurium from other sources in China for its high-purity tellurium production in addition to the tellurium mineralized material produced from the Dashuigou and Majiagou Projects.

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

The Dashuigou and Majiagou projects consist of numerous small tellurium-bearing massive-sulfide and/or dolomite-ankerite veins in a very-steep mountainous area.  Formal mining operation envisioned by the Company are expected to produce between 10 and 50 tonnes per day, or tpd, for both properties.  Currently, there is a small mining camp operated by Sichuan Apollo to support exploration and mine development efforts as well as a very small scale mining activity.  The Dashuigou and Majiagou Projects are located approximately 1 km north of the camp.  The Dashuigou project can be accessed via a very steep walking trail; the Majiagou project is located due west of the Dashuigou project and can also be accessed by steep walking trails.  An underground level at the elevation of 1,464 meters has been developed for the Dashuigou project but additional development work is needed before normal mining activity can be initialized.

Electricity is not currently connected to the Dashuigou and Majiagou projects but is instead currently generated by diesel motors; however, Shimian County has abundant hydroelectric power and there is a 35kV electricity transmission line crossing the project area and power supply for mining operation can be easily established at a reasonable cost.  Exploration and mine development work as well as mining operations are currently carried out by mining contractors using labor-intensive manual methods, and mineralized material produced from the projects is hauled to the company's flotation mill for processing, which is located approximately 30 kilometers (80 kilometers by road) north of the projects by contractor using 20- to 30-tonne haul trucks. The hauling cost is currently a significant portion of the operation’s cost because of the long hauling distance. The current flotation mill, which has a designed production capacity of 50 tonnes per day for processing copper mineralized material, is not fully functional because it was not completely refurbished for processing the Dashuigou and Majiagou tellurium mineralized material after its purchase in 2000.  While the current flotation mill has a production capacity of 25 to 30 tonnes per day, the Company believes that the mill satisfies its current needs for processing and produces acceptable tellurium concentrates at acceptable concentrating recoveries.

The current mill site is located within the planned flooding area for a major hydroelectric power station that is currently under construction.  Sichuan Apollo will be compensated to relocate the mill to a new location.  Sichuan Apollo is currently considering several locations for the site of the new mill.  Although the location is not finalized yet, the Company believes it will be located considerably closer to the Dashuigou and Majiagou projects than the current mill, resulting in significant savings in hauling cost.

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
In aggregate, both mines have an average reported tellurium grade of 1.17%. The majority of the licensed area remains unexplored and the Company believes that the unexplored areas have excellent potential for the discovery of additional tellurium-bearing veins.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 21, 2008, we completed our reverse merger and our common stock began trading on the OTCBB under the symbol “ASOE.OB.  The following table sets forth the range of high and low sale prices for our common stock for each of the periods indicated as reported by the OTCBB. As of March 31, 2010, we had approximately 44,555,131 issued and outstanding shares of common stock.  As at March 31, 2010, there were 510 common stock holders.

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

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the three years ended December 31, 2009 , 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K

	Year Ended December 31,
	2009	2008	2007

Sales revenue	$7,813,605	$6,968,430	$2,003,788
Cost of sales	(6,012,500)	(5,150,943)	(1,315,002)
Gross profit	1,801,105	1,817,487	688,786
Expenses
General & administrative expenses	3,742,274	1,143,327	117,190
Stock based compensation	1,844,233	-	-
Selling expenses	204,701	302,577	59,069
Research and development expenses	48,623	83,166	18,605
Total operating expenses	5,839,832	1,529,070	194,864

(Loss) Income from operations	(4,038,727)	288,417	493,922
Gain on investment in JV	3,977,511	-	-
Interest expense	(476,638)	(57,774)
Other Income	207,136	-	-

(Loss) Income before income taxes	(303,717)	230,643	493,922
Provision for income taxes	584,854	212,051

Net (loss) income	$(915,571)	$18,592	$493,922

	Year Ended December 31,
	2009	2008	2007

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%	100.0%
Cost of sales	76.9%	74.3%	65.6%
Gross profit	23.1%	25.7%	34.4%
Expenses
General & administrative expenses	47.9%	16.2%	5.8%
Stock based compensation	23.6%	-	-
Selling expenses	2.6%	4.3%	3.0%
Research and development costs	0.6%	1.2%	0.9%
Total operating expenses	74.7%	21.6%	9.7%

Operation (loss) income	(51.7%)	4.1%	24.6%
Gain on investment in JV	50.9%	-	-
Interest expense	(6.1%)	0.8%	0%
Other income (expense)	2.7%	-	-

(Loss) Income before income taxes	(4.2%)	3.3%	24.6%
Income taxes	7.4%	3.0%	0.0%
Net (loss) income	3.2%	0.3%	24.6%

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

Overview

We are a China-based vertically integrated refiner of tellurium (Te) and high-purity tellurium based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under SEC Industry Guide 7 can currently be delineated, we believe that the tellurium to be used in our products in the future will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, PRC. In addition we expect to source tellurium from another mine in Shimian, Majiagou, through our VIE Arrangement with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two mines in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter.

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

Our Corporate Structure

Our current corporate structure is set forth in diagram 1 below:

The Company is a Nevada corporation currently listed on the OTCBB.  Sichuan Apollo Solar Science & Technology Co. Ltd., or Sichuan Apollo, is a Chinese limited company that is wholly-owned by the Company.  Sichuan Xinlong Tellurium Industry & Technique Co. Ltd., or Xinlong, is a Chinese limited company that is wholly-owned by Sichuan Apollo, and is engaged in high-purity material processing.  Sichuan Xinlong Shimian Dadu River Mining & Metallurgy Co. Ltd. Is a Chinese limited company that is wholly owned by Xinlong, and is engaged in exploration, mining and extracting tellurium-related ores.

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

 No development costs will be capitalized, or subsequently amortized, until the company determines the existence of reserves pursuant to Industry Guide 7. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body.  Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

The Company’s expected future sources of cash will be primarily sales of high-purity materials (expected to be approximately $12 million during 2010) and borrowings under a bank loan (expected to be approximately US$1.47 million during 2010).  The Company’s expected future use of cash in 2010 will include $7.0 million for the purchase of raw materials and supplementary materials, $1.9 million for salary and management expenses, $0.4 for tax expenses, $0.7 million for stock market transfer fees and $0.7 million for the exploration of mines.

In order to obtain 40 tonnes of 4N tellurium, the Company anticipates that it would need to invest approximately $6.41 million on mining, selection and refining operations in the Dashuigou and Majiagou projects.  In order to obtain 80 tonnes of 4N tellurium, the Company anticipates that it would need to invest approximately $10.56 million on mining, selection and refining operations in the Dashuigou and Majiagou projects.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

•	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and

•	We will increase management oversight of accounting and reporting functions in the future.

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

Changes in Internal Controls over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K filed on April 14, 2009, our management began implementing a number of measures to strengthen our internal controls over financial reporting.  Management has implemented, or continued to implement, the following measures during the fourth fiscal quarter of 2009:

•	We continued to increase the level of interaction among our management, audit committee, independent auditors and other external advisors;

•	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

•	We are continuing to enhance our training programs on accounting principles and procedures for our existing staffs;

•	We standardized the monthly and quarterly data collection timetable and procedures, and assigning data collection responsibilities to designated personnel;

•	We continue to recruit additional members for our internal audit staff to assist us in improving our internal audit function; and

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

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 3 to Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2010.

Apollo Solar Energy, Inc.

By:	/s/ Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jingong Pan and Wilson Liu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JINGONG PAN Jingong Pan	Chief Executive Officer and President (Principal Executive Officer)	November 29, 2010

/s/ WILSON LIU Wilson Liu	Chief Financial Officer	November 29, 2010

/s/ HONGWEI KE Hongwei Ke	Director	November 29, 2010

/s/ KANG SUN Kang Sun	Director	November 29, 2010

/s/ ZHIMIN CAO Zhimin Cao	Director	November 29, 2010

/s/ ELLIOT MAZA Elliot Maza	Director	November 29, 2010

/s/ JAMES LEE James Lee	Director	November 29, 2010

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

Notes to Consolidated Financial Statements F7 – F27

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

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

The accompany notes are an integral part of these financial statements

F3

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In US Dollars)
	Year Ended December 31,
	2009	2008	2007
SALES	$7,813,605	$6,968,430	$2,003,788

COST OF SALES	6,012,500	5,150,943	1,315,002

GROSS PROFIT	1,801,105	1,817,487	688,786

OPERATING EXPENSES:
General and administrative expenses	5,586,508	1,143,327	117,190

Selling expenses	204,701	302,577	59,069
Research and development expenses	48,623	83,166	18,605
TOTAL OPERATING EXPENSES	5,839,832	1,529,070	194,864

OPERATING INCOME (LOSS)	(4,038,727)	288,417	493,922

Gain on investment in JV	3,977,511	-	-
Interest expense	(476,638)	(57,773)
Other income (expenses)	207,136	-

INCOME BEFORE PROVISION FOR INCOME TAXES	(330,717)	230,643	493,922

Income taxes	584,854	212,051

NET INCOME (LOSS)	$(915,571)	$18,592	$493,922

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(8,908)	$1,092,972	$112,887

COMPREHENSIVE INCOME (LOSS)	$(924,479)	$1,111,564	$606,809

Basic and Diluted Income per common share
Basic	$(0.02)	$0.00	$0.01
Diluted	$(0.02)	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	44,555,131	44,555,131	44,555,131
Diluted	44,555,131	44,555,131	44,555,131

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

The accompany notes are an integral part of these financial statements

F5

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(915,571)	$18,592		$493,922
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of options for services	1,844,233	-
Gain on investment in JV	(3,977,511)	-
Depreciation	986,437	457,737		310,092
Deferred tax assets	502,194	(25,414)		-
Inventory mark-down	180,734	150,165		-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable - trade	796,395	(928,131)		(14,838)
Inventory	(604,205)	(5,114,886)		(1,166,712)
Prepaid expenses and other sundry current assets	331,537	(359,027)		-
Accounts payable – trade	(591,598)	851,208		(767,407)
-- construction	219,119	2,501,035
Accrued expenses and other sundry current liabilities	312,851	434,436		14,714
NET CASH USED IN OPERATING ACTIVITIES	(915,385)	(2,014,285)		(1,408,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-marketable investment	(43,900)	-
Purchase of property and equipment	(437,746)	(8,945,111)
Government subsidy to purchase Fixed Assets	2,020,172	-
Acquisition of land use rights	(3,675,501)	-		(6,548,423)
NET CASH USED IN INVESTING ACTIVITIES	(2,136,975)	(8,945,111)		(6,548,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,385,394	-		6,836,205
Capital contribution	-	7,650,636		-
Advance from (payment to) shareholders	(3,195,712)	8,977,519		839,845
Advance from (payment to) related party	(2,508,612)	(3,503,014)		2,764,809
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,318,927)	13,125,140		10,440,859

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	5,019	89,123		49,571

NET DECREASE IN CASH AND CASH AND CASH EQUIVALENTS	(4,366,268)	2,254,867		2,533,032

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,874,044	2,619,176		86,144

CASH AND CASH EQUIVALENTS, END OF YEAR	$507,776	$4,874,043		$2,619,176

Supplemental disclosures of cash flow information:
Interest paid	$94,790	$-	$
Income taxes paid	$35,321	$161,061		$-
Non-cash financing activities:
Investment in JV	$187,175	$-		$-
Conversion of debt to JV	$5,441,291	$-		$-
Conversion of debt to additional paid-in capital	$-	$2,878,692		$-
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

F8

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

F9

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

 No development costs will be capitalized, or subsequently amortized, until the company determines the existence of reserves pursuant to Industry Guide 7. Major development costs incurred after the commencement of production are amortized using the UOP method based on proven and probable reserves in mineralized material. To the extent that these costs benefit the entire mineralized body, they are amortized over the estimated life of the mineralized body.  Costs incurred to access specific mineralized blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific mineralized block or area.  Interest cost allocable to the cost of developing mining properties and to constructing new facilities, if any, is capitalized until assets are ready for their intended use.

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

F10

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

F11

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

As a result of the net loss in 2009, the calculation of diluted loss per share does not include the dilutive effect of 423,750 stock options. There was no additional common share were as of December 31, 2008.

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

F12

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

F13

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

F14

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

F15

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

As of December 31, 2009, this debt was assisgned to JV (See Note 7).

F16

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

		As of December 31,
		2009	2008

Accrued Interest		$797,180	447,255
Government subsidy for research & development		87,886	80,615
Salaries and benefits		101,647	137,733
Taxes		87,419	84,828
Professional fees		103,333	153,000
Other accured expenses		125,506	55,755

	Total	$1,302,971	959,186

F17

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

F18

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

F19

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

F20

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009, 2008 and 2007, to the Company’s effective tax rate is as follows:

	December 31
	2009	2008	2007
U.S. statutory rate a +35%	$(115,750)	(80,725)	172,874
Tax rate difference between China and U.S.	(469,683)	(36,548)	(49,392)
Valuation allowance on Net Operating Loss	1,247,584	245,008	61,080
Permanent difference	(77,298)	(77,123)	(51,148)
Change in Valuation allowance			(133,414)
Effective tax rate	$584,853	212,062	-

F21

The provisions for income taxes are summarized as follows:

	As of December 31,
	2009	2008	2007

Current	$165,754	237,465	$-
Deferred	419,099	(25,414)	-

Total	$584,853	212,051	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008

Deferred tax assets
Inventory markdown	$58,482	36,865
Bad debt expense	66,448	3,599
Depreciation	73,376	-
Other	12,107	-
Net loss carried forward	1,553,672	306,088
Gross deferred tax assets	1,764,086	346,552
Valuation allowance	(1,553,672)	(306,088)
Net deferred tax assets	210,413	40,464

Deferred tax liabilities
Depreciation & amortization	-	(12,581)
Gain on investment in Joint Venture	596,627	-
Others	7,502	(2,469)
Deferred tax liabilites	604,129	(15,050)

Net deferred tax assets (liabilities)	(393,716)	25,414

F22

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

F23

For the year ended December 31, 2008

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

F24

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the consolidated results of operations from continuing operations for the fiscal years ended December 31, 2009, 2008 and 2007 (data in dollars, except per share data):

				Basic Earnings	Diluted Earnings
	Net Sales	Gross Profit	Net Income (loss)	Per Share	Per Share

Fiscal Year Ended December 31, 2009
First Quarter	$2,308,619	$496,932	$(655,331)	$(0.01)	$(0.01)
Second Quarter	1,681,755	394,165	(463,058)	(0.01)	(0.01)
Third Quarter	2,289,669	665,253	(485,945)	(0.01)	(0.01)
Fourth Quarter	1,533,562	244,755	2,344,562	0.06	0.05
Fiscal Year	$7,813,605	$1,801,105	$740,229	$0.03	$0.02

Fiscal Year Ended December 31, 2008
First Quarter	$1,909,707	$792,212	$475,369	$0.01	$0.01
Second Quarter	1,135,466	154,248	(242,341)	(0.01)	(0.01)
Third Quarter	892,400	176,237	(214,458)	(0.00)	(0.00)
Fourth Quarter	3,125,342	694,789	21	0.00	0.00
Fiscal Year	$7,062,915	$1,817,487	$18,592	$0.00	$0.00

Fiscal Year Ended December 31, 2007
First Quarter	$85,234	$30,588	$(55,082)	$0.00	$0.00
Second Quarter	31,404	11,696	(94,463)	0.00	0.00
Third Quarter	662,564	248,221	162,314	0.00	0.00
Fourth Quarter	1,224,586	398,281	481,153	0.01	0.01
Fiscal Year	$2,003,788	$688,786	$493,922	$0.01	$0.01

F25

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

F26

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

F27