Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2011-02-28
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 4

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

EXPLANATORY NOTE

This Amendment No. 4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or this Amendment, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended and restated the Report of Independent Registered Public Accounting Firm contained in Item 8 (Financial Statements and Supplementary Data).

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

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO AMENDMENT NO. 4 TO ANNUAL REPORT ON FORM 10-K/A

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

	Year Ended December 31,
	2009	2008	2007

Sales revenue	$ 7,813,605	$ 6,968,430	$ 2,003,788
Cost of sales	(6,012,500)	(5,150,943)	(1,315,002)
Gross profit	1,801,105	1,817,487	688,786
Expenses
General & administrative expenses	3,742,274	1,143,327	117,190
Stock based compensation	1,844,233	-	-
Selling expenses	204,701	302,577	59,069
Research and development expenses	48,623	83,166	18,605
Total operating expenses	5,839,832	1,529,070	194,864

(Loss) Income from operations	(4,038,727)	288,417	493,922
Gain on investment in JV	3,977,511	-	-
Interest expense	(476,638)	(57,774)
Other Income	207,136	-	-

(Loss) Income before income taxes	(303,717)	230,643	493,922
Provision for income taxes	584,854	212,051

Net (loss) income	$ (915,571)	$ 18,592	$ 493,922

	Year Ended December 31,
	2009	2008	2007

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%	100.0%
Cost of sales	76.9%	74.3%	65.6%
Gross profit	23.1%	25.7%	34.4%
Expenses
General & administrative expenses	47.9%	16.2%	5.8%
Stock based compensation	23.6%	-	-
Selling expenses	2.6%	4.3%	3.0%
Research and development costs	0.6%	1.2%	0.9%
Total operating expenses	74.7%	21.6%	9.7%

Operation (loss) income	(51.7%)	4.1%	24.6%
Gain on investment in JV	50.9%	-	-
Interest expense	(6.1%)	0.8%	0%
Other income (expense)	2.7%	-	-

(Loss) Income before income taxes	(4.2%)	3.3%	24.6%
Income taxes	7.4%	3.0%	0.0%
Net (loss) income	3.2%	0.3%	24.6%

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

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 4 to Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

Apollo Solar Energy, Inc.

By:	/s/ Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingong Pan Jingong Pan	Chief Executive Officer and President (Principal Executive Officer)	February 25, 2011

/s/ Wilson Liu Wilson Liu	Chief Financial Officer	February 25, 2011

/s/ Hongwei Ke Hongwei Ke	Director	February 25, 2011

/s/ Kang Sun Kang Sun	Director	February 25, 2011

/s/ Zhimin Cao Zhimin Cao	Director	February 25, 2011

/s/ Elliot Maza Elliot Maza	Director	February 25, 2011

/s/ James Lee James Lee	Director	February 25, 2011
*/s/ Wilson Liu Wilson Liu Attorney-in-Fact

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

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 F6

Notes to Consolidated Financial Statements F7 – F27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors’ of Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the” Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.   Our audits also included the financial statement schedule listed in Item 15. We have also audited the Company’s  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Intergrated Framwork issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

F9

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

F10

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

F11

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

F12

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

F13

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

F14

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

F15

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

F16

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

F17

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

F18

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

F19

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

F20

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

F21

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2009, 2008 and 2007, to the Company’s effective tax rate is as follows:

	December 31
	2009	2008	2007
U.S. statutory rate a +35%	$(115,750)	(80,725)	172,874
Tax rate difference between China and U.S.	(469,683)	(36,548)	(49,392)
Valuation allowance on Net Operating Loss	1,247,584	245,008	61,080
Permanent difference	(77,298)	(77,123)	(51,148)
Change in Valuation allowance			(133,414)
Effective tax rate	$584,853	212,062	-

F22

The provisions for income taxes are summarized as follows:

	As of December 31,
	2009	2008	2007

Current	$165,754	237,465	$-
Deferred	419,099	(25,414	-)

Total	$584,853	212,051	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008

Deferred tax assets
Inventory markdown	$58,482	36,865
Bad debt expense	66,448	3,599
Depreciation	73,376	-
Other	12,107	-
Net loss carried forward	1,553,672	306,088
Gross deferred tax assets	1,764,086	346,552
Valuation allowance	(1,553,672)	(306,088
Net deferred tax assets	210,413	40,464

Deferred tax liabilities
Depreciation & amortization	-	(12,581
Gain on investment in Joint Venture	596,627	-
Others	7,502	(2,469
Deferred tax liabilites	604,129	(15,050

Net deferred tax assets (liabilities)	(393,716)	25,414

F23

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

F24

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

F26

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