Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2011-04-05
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 5

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

Large accelerated filer                                                                ☐                                                      Accelerated filer☐
Non-accelerated filer                                                                ☐                                                    Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $43,694,586 based on the closing price of the registrant’s common stock on the Over-the-Counter Bulletin Board, or the OTCBB, of $5.35 per share.

There were 50,133,662 shares of common stock issued and outstanding as of October 28, 2010.

EXPLANATORY NOTE

This Amendment No. 5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or this Amendment, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended and restated the Report of Independent Registered Public Accounting Firm contained in Item 8 (Financial Statements and Supplementary Data). Additionally, our management team determined that the aggregate market value of the Company's voting and non-voting common equity hold by non-affliates of the Company on June 30, 2009 was $43,694,586(as opposed to $144,201,466, as previously disclosed). Accordingly, we have amended the cover page to reflect this change and have also updated the "Security Ownership and Certain Beneficial Owners and Managers" table in Item 13

 Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on March 31, 2010, or the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO AMENDMENT NO. 5 TO ANNUAL REPORT ON FORM 10-K/A

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

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 5 to Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Name and Address	Number of Shares	Percentage
of Beneficial Owner (1)	Beneficially Owned	of Class

Renyi Hou (2)	17,534,000	39.35%
Cede & Co.	4,882,335	10.96%
Haukang Zhou (3)	2,050,000	4.09%
Yong Ling	1,920,000	3.83%
Xuefeng Li	1,451,586	2.90%
Hongwei Ke	890,000	1.78%
Kang Sun (4)	20,000	*
Zhimin Cao (5)	20,000	*
James Lee (6)	20,000	*
Eliot Maza (7)	20,000	*
New Greatwall Limited (8)	8,590,000	19.28%
All executive officers and directors as a group (7 persons)	37,397,910	83.94%

 * Less than 1%

(1) Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu, Chengdu, People’s Republic of China, 610207.

(2) Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu, 1,600,000 shares owned by Longchou Hou, 1,474,000 shares owned by Qijiu Hou and 1,200,000 shares hold by Yang Yang.

(3) Includes 1,932,332 shares owned by Xiaojin Wang and 850,000 shares owned by Huaqin Zhou.

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

(7)  Represents share of our common stock issuable upon exercise of options held by Mr. Maza that may be exercised within 60 days of April 28, 2010.

(8) Includes 404,200 hsares owned by Yin Jun, 590,000 shares owned by Feng Yuzhu, 500,000 shares owned by Feng Yuxin, and 500,000 shares owned by Dong Xuesong.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2011

Apollo Solar Energy, Inc.

By:	/s/ Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JINGONG PAN Jingong Pan	Chief Executive Officer and President (Principal Executive Officer)	April 5, 2011

/s/ WILSON LIU Wilson Liu	Chief Financial Officer	April 5, 2011

/s/ * Hongwei Ke	Director	April 5, 2011

/s/ * Kang Sun	Director	April 5, 2011

/s/ * Zhimin Cao	Director	April 5, 2011

/s/ * Elliot Maza	Director	April 5, 2011

/s/ * James Lee	Director	April 5, 2011
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

Notes to Consolidated Financial Statements F7 – F19

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

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