Form 10-K
APOLLO SOLAR ENERGY, INC.
filed 2011-04-08
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2010

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

Registrant’s Telephone Number, Including Area Code:  +86 (28) 8562-3888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $42,651,614 based on the closing price of the registrant’s common stock on the Over-the-Counter Bulletin Board, or the OTCBB, of $4.03 per share.

There were 49,237,038 shares of common stock outstanding as of March 31, 2011.

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

For the Fiscal Year Ended December 31, 2010

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

PART I

ITEM 1.  BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. The tellurium used in our products will be primarily sourced from our wholly-owned Dashuigou mine located in Sichuan Province, PRC. In addition we intend source tellurium from another mine in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to the Majiagou mine, or the VIE Arrangement, in accordance with a license granted by the Chinese government, which extends through January, 2013, subject to potential renewal thereafter. While no reserves can currently be delineated at the Company’s Dashuigou and Majiagou mines and other mining properties, we intend to continue to explore these properties with the objective of identifying and developing mineral reserves reportable under SEC Industry Guide 7.
The Company holds a license, through its variable interest entity arrangement with Sichuan Xinju Mineral Resources Development Corporation, that permits the Company to explore and engage in mining activities for each of the Dashuigou and Majiagou mines.  Sichuan Xinju Mineral Resources Development Corporation, in turn, is the holder of a license issued by the Chinese government. The Dashuigou mining license will be valid through January 2013, and the Dashuigou exploration license will be valid through April 2011. The Majiagou mining license will be valid through May 2013.  The Company is currently engaged in exploration of the Dashuigou and Majiagou mines.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. Due to low grade, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2011, we plan to obtain approximately 40% to50% of the tellurium necessary for our products from the Dashuigou and Majiagou mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the remaining 50% to 60% of our tellurium needs from third-party suppliers with whom we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.

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

We believe we are unique in that we expect to both mine and refine our tellurium-based products, with primary refining capabilities and secondary refining capabilities directly through our Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we expect to mine the raw material, and perform both refining functions, directly and through our VIE Arrangement, we consider ourselves a supplier that we believe will in the future have uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

Thin film technologies, because of their relatively low usage of raw materials when compared with traditional silicon-based photovoltaic technologies, offer a potential cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain an ever increasing foothold in the market.

Our Variable Interest Entity Agreements

As illustrated in the diagram below, Sichuan Xinlong Tellurium Industry & Technique Co. Ltd., our indirectly wholly-owned subsidiary entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation, or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Majiagou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou, which rights we collectively referred to as the Mining Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Mining Business pursuant to FASB ASC 810-10, “Consolidation.”

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

•
Exclusive Sales Agreement , between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Mining Business.

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

Renewable Energy Industry

The demand for electricity is steadily increasing as the worldwide economy continues to grow. Global electric power generation is expected to reach 25,000 terawatt hours, or TWh, annually by 2020, according to the Energy Information Administration, or the EIA, of the United States government, up from 17,000 TWh in 2005. According to a study by the European Commission, the market volume of electricity is expected to increase to approximately $53 billion by the end of 2010.

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

Our strategy includes the following key elements:

·
• Leverage our cost base .  We believe the technical improvements resulting from our research and development efforts have been instrumental in significantly reducing our production costs and increasing our operational efficiency.  As we source more tellurium internally, we believe we will be able to achieve significantly higher profit margins than our competitors. We intend to utilize this cost advantage to attract both new customers and larger orders from existing customers.

·
• Increase production capacity. The main constraint limiting our sales has been production capacity as customer demand has exceeded the amount of materials we are able to produce. In May 2008, we relocated our operations to a new 330,000 square foot facility in Chengdu, PRC and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1,000 tons.  Of these 1,000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion, while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

·
• Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2010. We are seeking to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, we entered into 6N sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GmbH, during the last several years. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also entered into a long-term supply contract with First Solar in November 2010. We plan to seek to strengthen our relationships with existing customers, particularly with CERAC and Honeywell. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

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

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2010, approximately 79 % of our sales were to three customers, First Solar, Redlen Technology Inc, and Shaoshan Metals in China. While we do not expect our sales to be as heavily concentrated as in 2010, we still expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

In 2010, 31.7 % of our sales were made to customers in Asia, 66.8 % of our sales were made to customers in North America and 1.5% of our sales were made to customers in the rest of the world. In 2009, 87% of our sales were made to customers in Asia and 13% of our sales were made to customers in North America. Our contracts with major customers are non-cancelable and provide for minimum levels of product sales for the duration of the contract (typically 6 to 12 months) with the potential for higher sales levels depending on such factors as rising market prices, customer’s needs, our available capacity and/or our ability to reach agreement on key terms. Our standard arrangement with First Solar is for 30-day payment terms; if First Solar pays amounts owed to us within 10 day following their receipt of any invoice, we will discount the amount to be paid by First Solar by 1%.

Our Customer Supply Agreements

In the first half year of 2010, we received purchase orders from First Solar to purchase two tons of high purity Te. In the second half year of 2010, we received purchase orders from First Solar to purchase 23 tons of high purity Te. We negotiated a five year supply agreement with First Solar in November 2010.

We also entered into an agreement in 2008 to appoint CERAC, Inc. as the exclusive distributor to sell our products in North America, excluding sales to First Solar. According to CERAC, there are delays in the development of CdTe based thin film PV panels by certain potential customers, which may not be remedied until mid-2011. We believe that once these new players are ready to produce, we will be able to sell our products to them through the distribution network established by CERAC. We have also entered into monthly or semi-annual contracts with other customers including Pioneer Materials, Inc., Redlen Crystals Inc., along with additional domestic companies.

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

  Competitive Advantages

We believe that we possess significant competitive advantages. These advantages include:

•
Well-Established Market Position and Significant Barriers to Entry . We believe that we are one of the main suppliers of cadmium, selenium, and tellurium metal and compounds in the markets that we serve. We believe we have a limited number of competitors due to the highly specialized nature of our business. The niche markets we serve require extensive expertise and know-how. Our products must be qualified by customers after long periods of testing. Most of the materials that we produce must also be handled with care because of their environmental and occupational impact, and must be recycled, all of which constitute significant entry barriers for potential competitors.

•
Key Supplier in the Fast-Growing CdTe PV Industry . We are one of the key suppliers of Te to the PV industry, as evidenced by our relationship with First Solar, a leading CdTe PV module supplier. A significant increase in CdTe-based PV production capacity is expected over the next few years and we believe that we are well positioned to be an active participant in the growth of the industry.

•
Stable Stream of Future Revenue . As we have exclusive access to tellurium, this will help us to provide a stable and constant stream of supplies to our customers. Therefore, we anticipate that we will be able to negotiate with our major customers in the future for long-term supply agreements which will lead to stable stream of revenue in future years.

•
Stable Supply of Critical Raw Materials at Competitive Pricing . We have the access to our own tellurium mines and to other sources of feedstock materials that we require.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majiagou mines.  We believe we can yield economies of scale and cost savings and thus offer highly competitive pricing to our customers.

Sales and Marketing

We market and sell our products primarily through our direct sales force to customers in North America, Japan, the rest of Asia, and Europe. Our sales team consists of eight in-house sales managers and one sales director.  Our direct sales force includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in photovoltaics and the various applications in which our products are used.  Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the compound through manufacturing and processing to the customer’s exact specifications. We have also appointed CERAC, Inc. to be our exclusive distributor for the North American market, excluding sales to First Solar. We believe we can leverage on CERAC’s established distribution channel to sell products to customers that may begin production of their thin film PV modules in 2011.

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

As of December 31, 2010, our research and development team consists of 39 full-time employees which are broken down into four groups:

•	Mineral resources prospecting and development, 20 engineers;
•	Mineral processing, metallurgy, new materials, 6 engineers;
•	New energy development, 8 engineers; and
•	Geologists, 5.

Additionally, we have strategic research and development collaborations with various universities including Sichuan University, Chengdu Electronic Engineering University, Chengdu Polytechnic University, Shanghai Technical Physics Institute and China Nonferrous Metal Research Institute.

On March 16, 2010, we entered into a Joint Research Agreement, or the NJIT Agreement, with the New Jersey Institute of Technology, or NJIT, pursuant to which we agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000 over a three-year period.  Under the terms of the Agreement, NJIT agreed to provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology and deliver to us bi-annual reports regarding such projects during the term of the relationship.  NJIT granted to us an exclusive option and right of first refusal to receive a royalty-bearing license to any intellectual property rights that NJIT may have related to such projects, which license will be on commercially reasonable terms, as negotiated in good faith by the parties.  NJIT also granted to us a right of first refusal to enter into negotiations with NJIT regarding the creation of a separate business entity for the purpose of commercializing any intellectual property resulting from such projects. As of December 31, 2010, the Company had paid US$400,000 in sponsorship fund to NJIT. Amortization of $375,000 was recorded as Research & Development cost for the twelve months ended December 31, 2010.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2010, we held eight Chinese patents with respect to our proprietary refining techniques and had an additional three patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending. In 2010, the Company transferred three patents to the Joint Venture with an approximate appraised value of RMB13,781,300.

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

Safety Performance

 We have received no reports of occupational injuries or other safety accidents with respect to its operations since we received our Safe Production License from the Chinese government on April 11, 2006. We have production staff of 12 persons  in Dashuigou that are supervised by our Safety Production Committee which reports directly to our management team.  We have also adopted safety production guidelines and procedures that require every member of our production staff to participate in specific safety training programs and to obtain a safety working permit issued by the local governmental authorities prior to commencing such work.  Additionally, we provide an annual internal training program to all our employees that details our safety measures and emergency recovery programs currently in place.  Each of our employees is covered by a special occupational and health insurance program, and undergoes a regular physical examination.

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

We have obtained the land use permit and the water and soil preservation permit for the Dashuigou and Majiagou mines. We also received ISO 9001:2000 and GB/T19001-2000 certificates which are valid from November, 2010 until November, 2011. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

Employees

We employ 205 people. Of our employees 87 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	86
Research and Development	39
Administration	63
Sales and Marketing	9
Senior Management	8

Total	205

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

We have accumulated significant net losses from our inception through December 31, 2010 and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company has, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou mines with a validity period of 6 years (with an initial expiration date in January 2013) and may apply to the relevant authorities for extension.  There can be no assurance that the Company will be able to exploit the entire mineral resources of the mines during the license period. If the Company fails to renew its mining rights upon expiration of the initial license, or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company may be adversely affected.

Our Performance relies on the operations of two existing mines.

Our principal operating assets are the Dashuigou and Majiagou tellurium mines. We expect a substantial portion of our revenues to be generated from these two mines in the future, both of which are still in development stage. There is no assurance that these, or any of our other developing mineral projects, will perform satisfactorily. If any of our developing mineral projects fail to perform satisfactorily, this may lead to a decrease in the overall profit margin, operating performance and investment return, and may adversely affect our operating results.

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

A major earthquake measuring 8.1 on the Richter scale took place in the Sichuan province in May, 2008. If such an earthquake were to take place again, the facilities in our mines could be damaged, lead to injury and death of employees, and the complete halt to our mining activities.

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

In 2010, approximately 75 % of our sales were to three customers, First Solar, Redlen Technology Inc, and Shaoshan Metals in China. In 2009, our top two customers, First Solar and Shaoshan Metals accounted for 90% of our revenue.  In 2008, approximately 50% of sales were to two customers, First Solar and Shaoshan Metals. The loss of, or a decrease in the amount of business from, these customers, or any default in payment on their part,  could significantly reduce our net sales and harm our operating results. We understand that First Solar intends to increase its number of suppliers of CdTe.  We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. Although we believe that the volumes of CdTe required by First Solar are beyond the requirements of the other companies, they may limit our ability to diversify our sales of CdTe until 2012 and to reduce our reliance on our major customers. We therefore expect that our dependence on our major customers will continue during most of 2011, at which point we intend to gradually reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well supply the needs of companies active in the medical imaging market.

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

This could significantly affect demand for our products and reduce our sales and profit margins. Many other factors may affect the widespread adoption of PV technology and demand for our customers’ products, including the following:

•	cost-effectiveness of thin film PV modules compared to conventional and other non-solar renewable energy sources and products;
•	performance and reliability of thin film PV modules and thin-film technology compared to conventional and other non-solar renewable energy sources and products;
•	availability of government subsidies and incentives to support the development of the solar energy industry;
· •	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;
•
fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

• ·	fluctuations in capital expenditures by end-users of PV modules, which tend to decrease when the economy slows and interest rates increase; and
•	deregulation of the electric power industry and the broader energy industry.

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

Our future success depends on our ability to retain our key employees and attract, train, retain and successfully integrate new talent into our management team. We are dependent on the services of our senior management team, including Dr. Jingong Pan, our Chief Executive Officer, Hongwei Ke, our Chief Operating Officer, and Wilson Liu, our Chief Financial Officer. The loss of any of these could have a material adverse effect on us. Our future success also depends, to a significant extent, on our ability to attract, train and retain talented personnel. Recruiting and retaining talented personnel, particularly those with expertise in the electronic materials industry, refining technology and cadmium, tellurium and selenium-based compounds is vital to our success and may prove difficult.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividend payments from our indirect wholly owned subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “ Government control of currency conversion may affect the value of your investment .” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments If we, or any of our direct or indirect subsidiaries, is unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 22.2% appreciation of the RMB against the U.S. dollar from December 31, 2005 to December 31, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Pursuant to the Entrusted Management Agreement, effective shortly after the completion of the Merger, certain persons that are our officers, directors and affiliates of the Company, were entitled to receive shares of our Common Stock, with the result that such officers, directors and affiliates beneficially own approximately 60.15% of our Common Stock, after giving effect to such issuance.  As a result, these persons are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  The interests of these officers, directors and affiliates may differ from the interests of our other stockholders. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock, which can in turn affect the market price of our Common Stock.

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

Our Common Stock may be also subject to the "penny stock" rules to the extent that the price drops below $4.00, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit investors’ ability to sell their shares.

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

Since the completion of the reverse merger in October 2008 through March 28, 2011, our share price has been volatile, with a high and low sales price of $7.50 and $2.00 , respectively, at volume that is extremely thin. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

As of March 28, 2011, we had 51,655,961 shares of Common Stock outstanding, and approximately 16,671,542 were freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). In addition, our certificate of incorporation permits the issuance of up to approximately 49,844,039 additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resale by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

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

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

The PRC encourages the development of the mining industry by implementing preferential tax treatment on taxation. The Company is subject to corporate income tax of 15% and various sales taxes and fees which are listed below:

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

Effective August 22, 2008, we acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. from Renyi Hou, our former Chairman and Chief Executive Officer, Wei Li and Yong Ling a former CFO. With this acquisition, we obtained the exclusive mining rights to the Dashuigou tellurium mine until January 2013, subject to potential renewal thereafter.  Relatedly, on April 10, 2009, we entered into a VIE with Sichuan Xinju Mineral Resources Development Corporation, or Xinju, and certain of its shareholders holding a majority of its voting equity stock. Under the terms of the VIE, we were granted the exclusive exploration and mining rights to the Dashuigou and Majiagou mines, in accordance with a license granted by the Chinese government which extends through January, 2013, subject to potential renewal thereafter.  Details of the effective dates and geographic areas of the permits for mining and exploration rights relating to Dashuigou and Majiagou properties are listed in the table below:

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

Each of the Dashuigou and Majiagou mines are open-pit mines, located in Shimian County of Sichuan Province, PRC.  The following map details the exact location of each of the mining projects within Shimian County.

Similarly, the following map reflects the specific areas for which the Company has obtained the mining and exploration rights with respect to the Dashuigou mine, and the mining rights with respect to the Majiagou mine.

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

The Dashuigou and Majiagou Projects are currently at the exploration stage with only limited production.  Significant amounts of exploration work, mostly through underground drifting and surface trenching, have been conducted since the discovery of the tellurium deposits in 1991 and mineral resources have been estimated a number of times for the properties.  Xinju purchased a flotation mill with a production capacity of approximately 25-30 tonnes per day, or tpd, in 2000 and located approximately 30 linear kilometers, or approximately 80 km by road, from the Dashuigou and Majiagou projects.  The mill is now owned by Sichuan Apollo and has been used to treat mineralized material produced from the two mining properties to produce tellurium concentrates for further processing by Sichuan Apollo’s hydrometallurgical-smelting, refining and production facilities in Chengdu, Sichuan. Metallurgical testing and limited actual production on the tellurium mineralized material produced from the Dashuigou and Majiagou Projects have been conducted with positive results.  The projects have had only limited mine production to date.  With the recent sharp increase in tellurium price, Sichuan Apollo is currently in the process of preparing to fully develop the properties in order to start formal mining operation.  Sichuan Apollo also purchases tellurium from other sources in China for its high-purity tellurium production in addition to the tellurium mineralized material produced from the Dashuigou and Majiagou Projects.

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

Tellurium grade distribution is very irregular, it ranges from less than 0.01% to more than 5% in the deposit. Available surface trench and underground sampling data indicates that of the 26 veins identified, only four have significant tellurium grade.
In aggregate, both mines have an average reported tellurium grade of 1.17%. The majority of the licensed area remains unexplored and the Company believes that the unexplored areas have excellent potential for the discovery of additional tellurium-bearing veins.

Market Prices for Tellurium

The average price for industry grade tellurium with a purity of at least 99.95% increased dramatically from US$13 per kilogram in 2004 to US$215 per kilogram in 2008. Although there is insufficient public information, prices for high-purity tellurium of 99.999% to 99.99999% (or 5N to 7N) Te are considerably higher than the price of industrial grade tellurium. For example, the price for industry grade tellurium with a purity of 5N was US$274 per kilogram in 2010, 6N was US$485 per kilogram in 2010 and 7N was US$512 per kilogram in 2010. The price for industry grade tellurium with a purity of 5N increased to US$364 per kilogram in February, 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 21, 2008, we completed our reverse merger and our common stock began trading on the OTCBB under the symbol “ASOE”. The low and high sales price for our common stock, as reported by OTCBB, since October 21, 2008 to the fiscal year ended December 31, 2008 was $5.75 and $7.50, respectively. The closing price of our common stock on December 31, 2010 and March 28, 2011 on the OTCBB was $3.92 and $2.30, respectively. As of March 28, 2011, we had approximately 51,655,961 issued and outstanding shares of common stock.  As at March 28, 2011, there were 563 common stock holders.

	Common Stock Price
	(Over-the-Counter
	Bulletin Board)
	High	Low

Fiscal Year Ending December 31, 2010
Fourth Quarter	$4.02	$3.02
Third Quarter	$4.20	$2.00
Second Quarter	$4.20	$3.00
First Quarter	$5.00	$3.30
Fiscal Year Ending December 31, 2009
Fourth Quarter	$5.15	$4.50
Third Quarter	$6.05	$5.35
Second Quarter	$6.50	$5.25
First Quarter	$7.50	$5.75

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

Recent Sales of Unregistered Securities

                On March 28, 2010, six existing Company stockholders entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholder agreed to convert aggregate loans to the Company in the amount of $8,925,329 held by such stockholders into shares of the Company’s common stock at a price per share of $1.60. The Company issued the foregoing described shares in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and in reliance on similar exemptions under applicable state securities laws.

On December 30, 2010, the Company issued a total of 1,500,000 shares of the Company’s common stock to 11 individuals, in the aggregate, in consideration for technical, marketing and R&D consulting services rendered during the year ended December 31, 2010 by such individuals to the Company.  The Company issued the foregoing described shares in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and in reliance on similar exemptions under applicable state securities laws.

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

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated statements of income data for each of the three years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009

Sales revenue	$9,594,382	$7,813,605
Cost of sales	(8,108,486)	(6,012,500)
Gross profit	1,485,896	1,801,105
Expenses
General & administrative expenses	6,971,192	5,586,508
Selling expenses	252,748	204,701
Research and development expenses	646,086	48,623
Total operating expenses	7,870,026	5,839,832

(Loss) Income from operations	(6,384,130)	(4,038,727)
Gain on investment in JV	730,572	3,977,511
(Loss) in equity of JV	(348,285)
Interest expense	(196,589)	(476,638)
Other Income		207,137

Loss before income taxes	(6,198,432)	(330,717)
Provision for income taxes	(368,387)	584,854

Net loss income	$(5,830,045)	$(915,571)

	Year Ended December 31,
	2010	2009

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	85.0%	76.9%
Gross profit	15.0%	23.1%
Expenses
General & administrative expenses	72.7%	71.5%
Selling expenses	2.6%	2.6%
Research and development costs	6.7%	0.6%
Total operating expenses	82.0%	74.7%

Operation loss	(67.0%)	(51.6%)
Gain on investment in JV	7.6%	50.9%
Loss in equity of JV	(3.6%)
Interest expense	(2.0%)	(6.1%)
Other income (expense)		2.7%

Loss before income taxes	(65.0%)	(4.1%)
Income taxes	(3.8%)	7.4%
Net loss	(61.2%)	(11.5%)

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

Currently, tellurium is produced as a product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou mines are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2011, we plan to obtain approximately 40% to 50% of the tellurium necessary for our products from the mines and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own mines will be substantially lower than that purchased from an outside third party.  We will source the rest of the tellurium from third-party suppliers that we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we will be able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the mines at a significant discount to prevailing market price.

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

On November 9, 2009, Sichuan Apollo entered into a joint venture agreement, or the Bengbu Agreement, with Bengbu Design & Research Institute for Glass Industry, or Bengbu, and a local Chinese government agency, or the Agency.  Under the terms of the Bengbu Agreement, Sichuan Apollo agreed to contribute land, a manufacturing plant and other equipment with a net book value of approximately $3.8 million to the newly formed joint venture entity, and to also transfer a long-term loan under which Sichuan Apollo is the borrower of approximately $6.06 million (RMB 41.3 million) to the joint venture entity, or the Long-Term Loan.  The Long-Term Loan was due and payable in two separate installments:  (i) the first installment of approximately $4.6 million (RMB 31.3 million), comprised of two different loans, one of RMB 11.3 million which was due on August 31, 2010 and accrued interest at a rate of 5.31% per annum and  the other of RMB 20 million that was due on June 5, 2010 and will accrue interest at a rate of 5.4% per annum; and (ii) the final installment of approximately $1.46 million (RMB 10 million) that was due on July 16, 2010 and will accrue interest at a rate of 5.4% per annum.  Bengbu contributed approximately $11.31 million (RMB 77 million) in cash to the joint venture entity.  The Agency contributed approximately $2.06 million (RMB 14 million) in cash to the joint venture entity.  Sichuan Apollo, Bengbu and the Agency own 35%, 55% and 10% of the joint venture entity, respectively.  The joint venture entity was formed for the purpose of conducting research and development related to glass used in the production of thin film solar cells.

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

The acquisition of Sichuan Apollo by ASE was accounted for as an “as-if-pooling” in accordance with ASC 805-40 since the shareholders of Sichuan Apollo ultimately owned approximately 60.15% of ASE and controlled the Board of Directors and daily operations of ASE.

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

Investments

The Company accounts for non-marketable investments (including investment in Joint Venture) using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. The Company records it share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. The Company evaluates the equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary value, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

The Company accounts for non-marketable investment using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee.

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Fair value of financial instruments

We have adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates which are comparable to rates of returns for instruments of similar credit risk and because of the short-term maturity of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
.

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

Results of Operations

Years Ended December 31, 2010 and 2009

Net sales

Net sales for the year ended December 31, 2010 were $9,594,382, compared to the net sales of $7,813,605 for the year ended December 31, 2009. This increase of 23% was primarily attributable to our successful sales and marketing campaigns, and stable orders from major customers as our customers began to expand their manufacturing capacities in 2010. In 2007, we began shipment of tellurium to First Solar, the biggest CdTe-based thin film PV producer in the world.

Cost of sales

Cost of sales for the year ended December 31, 2010 was $8,108,486 compared to the cost of sales of $6,012,500 for the year ended December 31, 2009. $1,382,875 of this increase of 35% was primarily attributed to higher sales and $713,111 was attributed to higher gross profit percentage. Additionally, the costs of materials used in our products during the last quarter of 2010 were higher than those in the same period of 2009.

Gross profit

Gross profit for the year ended December 31, 2010 was $1,485,896, compared to the gross profit of $1,801,105 for the year ended December 31, 2009. This represented a decrease of $315,209, or 18%, below that of 2009. The gross profit margin for the year ended December 31, 2010 was 15%, compared to that of 23% for the year ended December 31, 2009. Three primary factors contributed to the decrease in gross profit margin. First, we experienced an increase in the price of most of the material we purchased from third party suppliers worldwide, especially that of tellurium. The price of tellurium feedstock increased more than 40% in 2010 over the price in 2009. We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. We expect this situation to improve during the second half of 2011 as we increase our internal tellurium production and decrease our purchases of tellurium from third parties. Second, labor costs began to increase significantly in 2009 and continued through 2010. Third, the product mix sold during 2010 changed as compared to the product mix sold during 2009. Specifically, we sold more metals with low margins during 2010 in order to clean stale product. Consequently, the increase in sales in these types of products impacted our gross margin adversely.

Selling expenses

For the year ended December 31, 2010, selling expenses were $252,748, compared to $204,701 for the year ended December 31, 2009 representing a 23% increase.   The increase of the selling expenses was related to domestic and international travel, lodging and entertainment expenses.

General and administrative expenses

We incurred general and administrative expenses of $6,971,192 for the year ended December 31, 2010, as compared to expenses of $5,586,508 for the year ended December 31, 2009, representing an increase of 24.78%. This increase was primarily due to significant increase in our stock based compensation expenses.

In 2010 costs for stock based compensation and stock issued for services were $3,348,773 and $246,446, respectively. In 2009 stock based compensation expense and cost for stock issued for services were $1,844,233 and zero, respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $3,375,973 for the year ended December 31, 2010, as compared to expenses of $3,742,275 for the year ended December 31, 2009, representing a decrease of 9.79% which was primarily due to stricter budget controls introduced by our current management team.

Research and Development expenses

For the year ended December 31, 2010, we incurred research and development expenses of $646,086, representing a increase of 1,228.76% from the research and development expenses of $48,623 that we incurred for the year ended December 31, 2009, most of the increase was related to the NJIT project. We are committed to the improvement of product quality and the development of new products.

Gain from Investment in Joint Venture

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% interest for the contribution of certain assets with a fair value of RMB49,980,000 and debt of RMB37,170,000. Accounting standards require that we report a gain on the difference between the initial cost of the investment and our proportionate share of the Joint Venture fair value of its net equity. We recorded a gain of $3,977,512 during the year ended December 31, 2009 in comparing to $730,572 for the year ended December 31, 2010.

Loss on equity of Joint Venture

For the year ended December 31, 2010, we incurred loss of $348,285 on equity of Joint Venture – COE Apollo. No operations were conducted in 2009; as a result, the Company did not report any income or loss on equity of the joint venture.

Interest expenses

For the year ended December 31, 2010 and 2009, we incurred interest expenses of $196,589 and $476,638 respectively, representing a 58% reduction. The reduction primarily results from the transfer of approximately $5,500,000 of debt to the joint venture in 2009.

Provision for income tax

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Operating loss can be carryforwarded for five years in China and 20 years in the U.S. The Company is classified as high-tech company and paid income tax at 15% in China for the years ended December 31, 2010 and 2009.

Provision for income tax for the year ended December 31, 2010 was $368,387 in tax credit, compared to that of $584,854 expense for the year ended December 31, 2009.

The provision of income taxes is computed at the PRC statutory rate of 15% for 2010 and 2009, as decreased by our net operating loss carry forwards by which a valuation allowance had been provided in previous years, additional amortization permitted by PRC tax law, and increased by a valuation allowance against the deferred tax asset generated from net operating losses of subsidiaries, which currently cannot be used to offset taxable income.

Net income/loss

For the year ended December 31, 2010 we had a net loss of $5,830,045, compared to a net loss of $915,571 for the year ended December 31, 2009. The primary reasons for the increase in net loss in 2010 were primarily related to lower gross margin and increased costs on stock based compensation and stock issued for services. Included in the net loss for the year ended December 31, 2010 and 2009 was non-cash stock based compensation of $246,446 for the stock options granted to the our new management team.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009

Net cash used in operating activities	$(1,034,816)	$(915,385)
Net cash used in investing activities	(1,643,403)	(2,136,975)
Net cash provided by (used in) financing activities	4, 469,758	(1,318,927)
Effect of exchange rate changes on cash	376,861	5,019
Net increase (decrease) in cash	$2,168,400	$(4,366,268)
Cash at beginning of year	507,776	4,874,044
Cash at end of year	$2,676,176	$507,776

Net cash (used in) operating activities.

Net cash used in operating activities for the year ended December 31, 2010 was $1,034,816, compared to $915,385 used in the year ended December 31, 2009. Cash used in operating activities was accounted for by an increase in accounts receivable of $121,484, a de crease in inventory of $1,259,111, an increase in prepaid expenses and other sundry current assets of $191,480, a decrease in accounts payable of $80,161, and an increase in accrued expenses and other sundry current liabilities of $176,431.

Net cash (used in) investing activities.

Net cash used in investing activities for the years ended December 31, 2010 was $1, 643,403, constituting non-marketable investment of $7,388, purchase of property and equipment of $262,641 and asset held for sale of $1,373,374.

Net cash used in investing activities for the years ended December 31, 2009 was $2,136,975, constituting non-marketable investment of $43,900, purchase of property and equipment of $437,746 and acquisition of land use rights of $3,675,501, net cash provided by investing activities for government subsidy of $2,020,172.

Net cash provided by financing activities.

Net cash provided by financing activities for the year ended December 31, 2010 was $4,469,758, consisting of loans from shareholders of $3,627,005, proceeds from short-term borrowing of $1,462,731 net of a payment to payments to a related party of $619,978.

Net cash used by financing activities for the year ended December 31, 2009 was $1,318,927, consisting of the payments of shareholder loan of $3,195,712, repayments to a related party of $2,508,612 offset by the proceeds from short-term loans.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2010:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Loans from shareholders	$1,814,260	$1,814,260	$—	$—	$—
Short-term loan	$5,002,802	$5,002,802	$—	—	—
	$6,817,062	$6,817,062	$—	$—	$—

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

Impact of Recent Currency Exchange Rate Increases

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8270 on December 31, 2009 and 1:6.6023 on December 31, 2010. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.7682 for 2010 and 6.8311 for 2009. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 at the end of this Form 10- K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None .

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K filed on April 14, 2009, our management began implementing a number of measures to strengthen our internal controls over financial reporting.  Management has implemented, or continued to implement, the following measures during the fourth fiscal quarter of 2010:

•
In December, 2010, we implemented an anti-fraud whistle blowing policy and a disclosure control policy and we continued to increase the level of interaction among our management, audit committee, independent auditors and other external advisors;

•
We have updated our accounting system to incorporate a cost analysis module to improve accuracy and efficiency and are continuing to enhance our training programs on accounting principles and procedures for our existing staffs; and

•	We standardized the monthly and quarterly data collection timetable and procedures, and assigning data collection responsibilities to designated personnel;

•	We evaluated the sufficiency of local financial and accounting staff, and, based on that evaluation, we hired and continue to hire additional accounting staff;

ITEM 9B. OTHER INFORMATION

None.

PART I II

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The following sets forth our current directors and information concerning their age and background as of March 28, 2011:

Name	Age	Position with the Company	Director Since
Jingong Pan	46	Chairman and Chief Executive Officer	2010
Renyi Hou	54	Director	2008
Hongwei Ke	50	Director	2008
Kang Sun	55	Director	2008
Zhimin Cao	53	Director	2008
Elliot Maza	54	Director	2009
James M. Lee	64	Director	2009

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

 Dr. Jingong Pan has been Chief Executive Officer, and Chairman of the Board since November, 2010 and a director and Vice President of the Company since March 17, 2010.  Dr. Pan is currently an Adjunct Professor at the New Jersey Institute of Technology.  From 2000 to 2002, Dr. Pan served as a General Manager of Flaming Sun (USA) Corp., and from 1997 to 2000, he served as Vice President of the Bank of China Group.  Dr. Pan received a Bachelor of Science degree from the Harbin Institute of Technology, Masters degrees from the Harbin Institute of Technology and the New Jersey Institute of Technology, and a Ph.D. from the New Jersey Institute of Technology.

Renyi Hou has been a director since 2006. Mr. Hou was our Chief Executive Officer and Chairman of the Board from October, 2008 through November, 2010.  From June, 2006 to the present date, Mr. Hou served as Chairman and Chief Executive Officer of our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd.   In 1986, Mr. Hou created the first privately-run iron enterprise in Chengdu, Sichuan. He then entered the mineral and natural resources business in 1998 by establishing the Sichuan Mineral Resources Development Co. Ltd, of which he was Chairman and General Manager.  Mr. Hou received a medical degree from the Chengdu University of Traditional Chinese Medicine, and a Masters of Business from Chengdu Southwest Jiaotong University.

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

Executive Officers

The following table sets forth, as of March 28, 2011, the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position with the Company	Officer Since

Jingong Pan	46	Chairman and Chief Executive Officer	2010

Wilson Liu	42	Chief Financial Officer	2010

Hongwei Ke	50	Chief Operating Officer and Director	2010

Tong Liu	46	Corporate Secretary	2011

Jingong Pan’s biographical summary is included under “— Directors” above.

Hongwei Ke ’s biographical summary is included under “— Directors” above.

Wilson Liu has served as our Chief Financial Officer since June 2010.  Mr. Liu Served as the Chief Financial Officer of Jiangsu Sanhuan Industry & Commerce Ltd, from May 2009 to May 2010. From 2004 to 2007, Mr. Liu served as Assistant Vice President of the Audit and Compliance department of the New York Stock Exchange (the “NYSE”). Mr. Liu has been a Certified Public Accountant since 2005. Mr. Liu received a Master of Science on Computer Information System from Baruch college in 1997 and Master of Science on Accounting from Baruch college in 2003.

Tong Liu has served as our Corporate Secretary since January 2011.  Ms. Liu has served as the Chief Accounting Officer of Flaming Sun Corp. since May, 2005. Ms. Liu served as controller of Business Administration Association of Ministry of Foreign Trade and Commerce of China from July 1995 until March 2005. Ms. Liu received a Master of Science on Accounting from Harbin Institute of Technology in 1995.

The other information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Jingong Pan, our former Chief Executive Officer, Renyi Hou, our Chief Financial Officer, Wilson Liu, and our Chief Operating Officer, Hongwei Ke.  There was no officer of Sichuan Apollo whose salary and bonus for services rendered during the year ended December 31, 2010 exceeded $100,000.

	Fiscal
	Year	Salary 1 ($)	Option Award ($)	Total ($)

Jingong Pan	2010	12,117	49,030	61,147

Renyi Hou	2010	21,256	-	21,256
	2009	21,256	-	21,256
	2008	22,489	-	22,487

Wilson Liu	2010	43,988	101,095	145,083

Hongwei Ke	2010	9,088	24,515	33,603
	2009	14,185	-	14,185
	2008	14,250	-	14,250

Employment Agreements

On June 20, 2006, we entered into an employment agreement with Renyi Hou, our former Chairman and Chief Executive Officer. Pursuant to the terms of this employment agreement, Mr. Hou will receive an annual base salary equal to RMB 95,760, and may also be entitled to receive a discretionary bonus of RMB 49,440 upon receipt of a satisfactory annual evaluation performed by the board of directors. Effective November 8, 2010, Mr. Renyi Hou resigned as Chairman of the board of directors and Chief Executive Officer of Apollo Solar Energy, Inc. (the “Company”). Mr. Hou’s resignation was not related to any disagreement or dispute with the Company.

Effective June 4, 2010, we entered into an employment agreement with Wilson Liu, our Chief Financial Officer.  Pursuant to his employment, Mr. Liu will be entitled to receive an annual base salary of $87,976 for first year, increasing to $105,572 in second year and further increasing to $123,167 in third year and has been granted options to acquire 500,000 shares of the Company’s common stock which will vest in installments over the thirty-six month period of his employment, 200,000 shares for first year and 150,000 shares each in 2nd and 3rd year. The options have an exercise price of $3.45 per share.

Effective November 8, 2010, Dr. Jingong Pan, the Company’s former Vice President, was appointed as Chairman of the board of directors and Chief Executive Officer of the Company. As Chief Executive Officer, Dr. Pan will receive an annual salary of RMB 660,000 in first year.  Dr. Pan was also granted stock options to acquire up to 1,000,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Dr. Pan remains employed with the Company.  The options have an exercise price of $3.50 per share.

Effective November 8, 2010, we entered into an employment agreement with Hongwei Ke, our Chief Operating Officer. Mr. Ke will receive an annual salary of RMB 360,000 in first year.  Mr. Ke was also granted stock options to acquire up to 500,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Mr. Ke remains employed with the Company.  The options have an exercise price of $3.50 per share.

The other information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Transactions

As of December 31, 2010, we also owed $1,684,010 to our stockholder Feng Yuliang and Wang Xiaojin pursuant to the terms of a short-term, non-interest bearing loan, which repaid in February and March, 2011.

Purchase of Dashuigou Mining Rights

Effective August 22, 2008, Sichuan Xinlong, a wholly-owned subsidiary of Sichuan Apollo, acquired 100% of the equity of the Sichuan Xinju from Renyi Hou, our former Chairman and Chief Executive Officer, Wei Li and Yong Ling, our former CFO. The share transfer agreements were executed on August 18, 2008. Sichuan Xinju owns the exclusive mining rights to the Dashuigou tellurium mine from January 2007 to January 2013.  As of December 31, 2008, the tellurium used in our products was primarily purchased from suppliers on the open market.  In 2009, 70% of the tellurium used in our products is expected to be sourced from the Dashuigou tellurium mine.

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

Description of Securities

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 51,655,961 shares are outstanding as of March 28, 2011. Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversion rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock. To date, there are no shares of the Company’s preferred stock outstanding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2010 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedule:
APOLLO SOLAR ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Change to Net Sales, Costs and Expenses		Deductions / Recoveries	Balance at End of Period
Description
Year ended December 31, 2010:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	404,678	-	(1)	401,213	3,465
Deferred tax valuation allowance	1,553,672	1,077,592			2,631,264
	1,958,350	1,077,592		401,213	2,634,729

Year ended December 31, 2009:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	15,000	389,678	(1)	-	404,678
Deferred tax valuation allowance	306,088	1,247,584		-	1,553,672
	321,088	1,637,262		-	1,958,350

(1) An increase in the allowance for doubtful accounts is recorded as a component of general and administrative expenses

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

			Incorporated by Reference
Exhibit		Filed
No	Exhibit Title	Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Articles of Incorporation		DEF 14-A	APP. B	000-12122	1/22/2008
3.2	Restated Articles of Incorporation		8-K	3.1	000-12122	10/23/2008
3.3	Bylaws		8-K	3.1	000-12122	2/6/2008
10.1*	Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Renyi Hou, dated June 20, 2006		10-K/A	10.1	000-12122	3/30/2010
10.2*	Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Hongwei Ke, dated June 20, 2006		10-K/A	10.1	000-12122	3/30/2010
10.3	Amended and Restated Merger Agreement dated on October 14, 2008, among Wincroft, Apollo Solar Energy, Inc., a Delaware corporation, and Apollo Solar Energy Inc., a Nevada corporation		10-K	10.1	000-12122	4/15/2009
10.4	First Option Exclusive Acquiring Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.2	000-12122	4/15/2009
10.5	Business Operations Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.3	000-12122	4/15/2009
10.6	Exclusive Technical and Consulting Agreement, executed on April 10,2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd . and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.4	000-12122	4/15/2009
10.7	Exclusive Sales Agreement, executed on April 10, 2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.5	000-12122	4/15/2009
10.8	Entrusted Management Agreement, dated as of October 20, 2008, by and among Renyi Hou, Liu Zhenyu, Hou Longchao, Hou Cijiu, Yang Yang, Ling Yong, Li Xuefeng, Ke Hongwei, Li Wei,He Yue, and Huakang Zhou		10-K	10.6	000-12122	4/15/2009
10.9	Loan Contract dated January 19, 2009, by and between the Company and Chengdu Xihang Gang Construction & Investment Co., Ltd.		10-K	10.10	000-12122	4/15/2009
10.10	Loan Agreement dated February 2, 2009 by and between the Company and Communication Bank of China, Sichuan Branch		10-K	10.11	000-12122	4/15/2009
10.11	Joint Research Agreement (Apollo Cd/Te Solar Energy Center), by and between Apollo Solar Energy, Inc. and New Jersey Institute of Technology, dated March 16, 2010.		8-K	10.1	000-12122	3/19/2010
10.12	Employment agreement by and between Apollo Solar Energy and Wilson Liu dated June 10, 2010.		8-K	5.02	000-12122	6/10/2010
10.13	Employment agreement by and between Apollo Solar Energy and Jingong Pan dated November 8, 2010.		8-K	5.02	000-12122	11/8/2010
14.1	Code of Ethics		10-K	20.1	000-12122	4/15/2009
21.1	List of Subsidiaries	X
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

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on .

Apollo Solar Energy, Inc.

By:	/s Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ JINGONG PAN Jingong Pan	Chief Executive Officer and Chairman (Principal Executive Officer)	April 8, 2011

/s/ WILSON LIU Wilson Liu	Chief Financial Officer	April 8, 2011

/s/ HONGWEI KE Hongwei Ke	Chief Operating Officer and Director	April 8, 2011

/ s/ KANG SUN Kang Sun	Director	April 8, 2011

/s/ ZHIMIN CAO Zhimin Cao	Director	April 8, 2011

/s/ ELLIOT MAZA Elliot Maza	Director	April 8, 2011

/s/ JAMES LEE James Lee	Director	April 8, 2011

/ s/ RENYI HOU Renyi Hou	Director	April 8, 2011

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(AUDITED)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F3
Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2010 and 2009	F4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009	F5
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F6
Notes to Consolidated Financial Statements	F7 – F18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors’ of Apollo Solar Energy, Inc.

 We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   The Company’s management is responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2010 and 2009and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 31, 2011

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)
	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,676,176	$507,776
Accounts receivable net of allowance for doubtful accounts $3,465 and $404,678, respectively	294,214	164,093
Inventories	6,809,700	7,944,740
Due from related party	4,412,629	3,652,756
Prepaid expenses and other current assets	799,359	583,826
TOTAL CURRENT ASSETS	14,992,078	12,853,191

Property, machinery and mining assets, net	21,081,705	21,048,231
Asset held for sale	1,098,700	-
Non-marketable investments	53,012	43,943
Investment in Joint Venture	587,504	189,175
	22,820,921	21,281,349
TOTAL ASSETS	$37,812,999	$34,134,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loan	$5,002,802	$4,388,033
Accounts payable – trade	375,520	283,689
– Construction vendors	2,844,102	2,764,464
Accrued expenses and other current liabilities	1,098,178	1,239,674
Deferred tax liabilities	25,329	393,716
Due to stockholders	1,814,260	5,839,869
TOTAL CURRENT LIABILITIES	11,160,191	14,909,445

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 51,655,961 and 44,555,131 issued at outstanding at December 31, 2010 and 2009 respectively	51,656	44,555
Additional paid-in capital	31,709,395	19,192,138
Accumulated deficit	(7,128,838)	(1,298,792))
Accumulated other comprehensive income	2,020,595	1,287,194
TOTAL STOCKHOLDERS’ EQUITY	26,652,808	19,225,095

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,812,999	$34,134,540

The accompany notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In US Dollars)
	Year Ended December 31,
	2010	2009
SALES	$9,594,382	$7,813,605

COST OF SALES	8,108,486	6,012,500

GROSS PROFIT	1,485,896	1,801,105

OPERATING EXPENSES:
General and administrative expenses	6,971,192	5,586,508
Selling expenses	252,748	204,701
Research and development expenses	646,086	48,623
TOTAL OPERATING EXPENSES	7,870,026	5,839,832

OPERATING LOSS	(6,384,130)	(4,038,727)

Gain on investment in Joint Venture	730,572	3,977,511
Loss in equity of Joint Venture	(348,285)
Interest expense	(196,589)	(476,638)
Other income expenses	-	207,137

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,198,432)	(330,717)

Income tax expense (credit)	(368,387)	584,854

NET LOSS	$(5,830,045)	$(915,571)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$733,401	$(8,908)

COMPREHENSIVE LOSS	$(5,096,644)	$(924,479)

Basic and Diluted losses per common share
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)

Weighted average number of common shares outstanding
Basic	48,460,149	44,555,131
Diluted	48,460,149	44,555,131

The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(IN US DOLLARS)

	Common Stock, par value $.001		Additional Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Income	Total
BALANCE AT JANUARY 1, 2009	44,555,131	$44,555	$17,347,905	$(383,221)	$1,298,663	$18,307,902

Issuance of option for service	-	-	1,844,232	-	-	1,844,232
Foreign currency translation adjustment	-	-	-	-	(11,469)	(11,457)
Net loss for the year	-	-	-	(915,571)	-	(915,571)

BALANCE AT DECEMBER 31, 2009	44,555,131	$44,555	$19,192,138	$(1,298,792)	$1,287,194	$19,225,095

Conversion of stockholder loan to common stock	5,578,331	5,578	8,923,561			8,929,139
Issuance of common stock to directors for service	22,500	23	78,750			78,773
Issuance of options for service			246,446			246,446
Issuance of common stock for consulting service	1,500,000	1,500	3,268,500			3,270,000
Foreign currency translation adjustment	-	-	-	-	733,401	733,401
Net loss	-	-	-	(5,830,046)	-	(5,830,046)
BALANCE AT DECEMBER 31, 2010	51,655,961	$51,656	$31,709,395	$(7,128,838)	$2,020,595	$26,652,808

The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,830,045)	$(915,571)
Adjustments to reconcile net income(loss) to net cash
used in operating activities:
Stock based compensation		3,595,196	1,844,233
Gain on investment in Joint Venture		(730,572)	(3,977,511)
Loss in equity of Joint Venture		348,285
Depreciation		952,112	986,437
Deferred tax assets and liabilities		(368,387)	502,194
Mark-down of asset held for sale		274,675
Inventory mark-down allowance		-	180,734
Changes in operating assets and liabilities:

Accounts receivable		(121,484	796,395
Inventory		1,147,244	(604,205)
Prepaid expenses and other current assets		(191,480)	331,537
Accounts payable – trade		80,161	(591,598)
-- construction		(14,090)	219,119
Accrued expenses and other current liabilities		(176,431)	312,851
NET CASH USED IN OPERATING ACTIVITIES		(1,034,816)	(915,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment		(7,388)	(43,900)
Acquisition of property and equipment		(262,641)	(437,746)
Acquisition of Asset held for sale		(1,373,374)
Proceeds from government subsidy to purchase PPE		-	2,020,172
Acquisition of land use rights		-	(3,675,501)
NET CASH USED IN INVESTING ACTIVITIES		(1,643,403)	(2,136,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans		1,462,731	4,385,397
Capital contribution		-	-
Proceeds from (payment to) shareholder loan		3,627,005	(3,195,712)
Payment to related party		(619,978	(2,508,612)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		4, 469,758	(1,318,927)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS		376,861	5,019

NET INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS		2,168,400	(4,366,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		507,776	4,874,044

CASH AND CASH EQUIVALENTS, END OF YEAR		$2,676,176	$507,776

Supplemental disclosures of cash flow information:
Interest paid		$247,182	$94,790
Income taxes paid		$98,234	$35,321
Non-cash financing activities:
Assets contributed to Joint Venture	$		$187,175
Assumption of debt by Joint Venture	$		$5,441,291
Conversion of debt to common stock		$8,929,139	$-
The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share based payment arrangements, determining the fair value of our common stock, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash includes cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates a reserve based on the aging of receivables and either increases or decreases the estimate of doubtful accounts accordingly.  Additional allowances may be required if one or more of the Company’s customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments.  Such allowances, if any, would be recorded in the period the impairment is identified.  The Company recorded bad debt expense of approximately $300,000 and $389, 000 in 2010 and 2009, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

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

Mineral exploration costs are expensed according to the term of the license granted to the Company by the PRC.  Extraction rights are stated at the lower of cost and recoverable amount.  When extraction rights are obtained from the government according to the mining industry practice in the PRC, no development costs will be capitalized, or subsequently amortized, until the company determines the existence of reserves pursuant to Industry Guide 7.  At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

No impairment loss was recorded for the years ended December 31, 2010 and 2009 respectively.

Investments

The Company accounts for non-marketable investments (including investment in Joint Venture) using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. The Company records it share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. The Company evaluates it equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary value, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

The Company accounts for non-marketable investment using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee.

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Deferred income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Currency translation

Since the Company operates in the PRC, the Company’s functional currency is the RMB.  Revenue and expense accounts are translated at the average rates during the period, and assets and liabilities are translated at year-end rates and equity accounts are translated at historical rate.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

Fair value of financial instruments

We have adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair  value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates which are comparable to rates of returns for instruments of similar credit risk and because of the short term maturity of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Research and development

Research and development expenditures are charged to operations as incurred. Research and development expenditures were $646,086 and $48,623 for the years ended December 31, 2010 and 2009.

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

Loss per share

Basic losses per share are computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted losses per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As a result of the net loss in 2010 and 2009, the calculation of diluted loss per share does not include the dilutive effect to stock options.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirement the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3. INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2010	December 31, 2009

Raw Materials	$1,646,217	3,232,860
Work-in-progress	2,261,022	1,230,281
Finished goods	2,902,461	3,481,599

Total	$6,809,700	7,944,740

Inventory markdown of $0 and $180,734 were charged to cost of goods sold for the year ended December 31, 2010 and 2009, respectively.

NOTE 4: PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	Estimated lives (years)	As of
		December 31, 2010	December 31, 2009
Buildings	40	14,199,056	14,400,190
Right to use land	50	4,131,884	3,995,890
Machinery and equipment	10	3,731,260	2,654,064
Office equipment	5	356,429	234,126
Vehicle	5-10	553,878	464,990
Mining	5-40	489,012	320,496
Construction in progress		928,035	1,188,824
Sub-total		24,389,554	23,258,580
Less: Accumulated depreciation		(3,307,849)	(2,210,349)
Total		$ 21,081,705	21,048,231

Depreciation expense for the years ended December 31, 2010 and 2009 was $952,112 and $986,437, respectively.

Estimated costs to complete the construction in progress after December 31, 2010 are not anticipated to be material. Construction is expected to be completed in the third quarter of 2011.

NOTE 5. ASSET HELD FOR SALE

The Company acquired battery panels in April 2010 for a solar power project. Subsequently, the Company discontinued the project and reclassified those battery panels from fixed assets to asset held for sale. The battery panels was purchased for $1,098,700 and an impairment loss of $274,675 was recorded subsequently to present the assets at the estimated net realizable value at December 31, 2010.

NOTE 6. DUE FROM RELATED PARTIES

The amounts due from related parties are as follows:

	As of
	December 31, 2010	December 31, 2009

Due from Xinju	$4,379,411	$3,477,719
Due from Joint Venture	1,064	175,037
Due from shareholder	32,154	-

Total	$4,412,629	$3,652,756

Xinju is a related party partially owned by a majority shareholder of Apollo, Renyi Hou.  Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of the obligation (see note 21). Joint Venture is a newly formed company in which Apollo holds a 35% of the equity interest (see note 7). All the above loans are non-interest bearing and due on demand.

NOTE 7. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign subsidiary of the Company entered into a joint venture agreement (the “Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of December 31, 2010 the JV had not commenced the production of thin film solar cells. The Company accounts for this investment under the equity method of accounting.

Under the terms of the agreement, the JV was to be formed with an aggregate cash capital contribution of RMB 142,800,000 by Bengbu and the Agency and the contribution by Sichuan Apollo’s of assets consisting of land, a manufacturing plant, equipment and three patents with a net book value of approximately $1.7 million with a fair market value of RMB 49,980,000 (approximately $7.3 million).  Benghu and the Agency own an aggregate of 65% of the JV and Sichuan Apollo owns the remaining 35%. In addition, under the terms of the agreement, debt of Sichuan Apollo aggregating RMB 37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV.

The value of the net assets contributed by Sichuan Apollo was equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties. The assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party.

In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of it’s net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as a gain. During the year ended December 31, 2009, the Company contributed net assets of RMB 3,018,000 (equivalent to $442,068) and RMB 37,170,000 (equivalent to $5,444,500) loan payable to the Agency was assigned to the JV. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 27,170,784 (equivalent to $3,977,511) which is reported as income on the accompanying statement of operations for the year ended December 31, 2009. During the year ended December 31, 2010, the Company transferred three patents to the JV with appraised value of approximately $2 million and reported a gain of $730,572 for the year then ended. As of December 31, 2010, not all of the capital contributions due to the JV has been made by Sichuan Apollo. Sichuan Apollo will report additional gains in subsequent periods when the additional contributions are made to the JV.

Summarized financial information for our investment in JV assuming a 100% ownership interest is as follows:

December 31,2010
Balance Sheet
Current assets	$8,478,255
Noncurrent assets	3,226,430
Current Liabilities	-
Noncurrent liabilities	-
Equity	11,704,685

Year Ended December 31, 2010
Statement of operations
Revenues	$468,804
Gross profit	10,428
Loss before income tax	(990,793)
Net loss	$(990,793)

NOTE 8  NON-MARKETABLE SECURITIES

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

NOTE 9.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

	December 31,2010	December 31,2009
Advances for purchases	$638,845	$477,738
Other receivable	135,514	106,088
Other prepaid expenses	25,000	-
Total	$799,359	$583,826

NOTE 10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

		As of December 31,
		2010	2009

Accrued Interest		$782,515	$797,180
Government subsidy for research & development		-	87,886
Salaries and benefits		142,180	101,647
Other taxes		11,402	87,419
Professional fees		92,833	40,036
Other accrued expenses		69,248	125,506

	Total	$1,098,178	$1,239,674

NOTE 11.  SHORT-TERM LOAN

   The short-term loans for 2010 and 2009 include the following:

Balance at
December 31,
2010
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2011, without interest collateralized by
certain plant equipment of Sichuan Apollo	$625,540

b) Loan payable to Bank of Communication, Chengdu branch due on
March 9, 2011, with interest at 6.638% per annum, collateralized by
the buildings and land use right of Diye. This loan was paid in full in January 2011	302,924

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
August 25, 2011, with interest at 5.841% per annum, collateralized by the
Buildings of Sichuan Apollo	757,312

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
September 9, 2011, with interest at 5.841% per annum, collateralized by
the buildings of Sichuan Apollo	757,312

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu due on
July 16, 2011, with interest at 6.372% per annum, collateralized by
the buildings of Sichuan Apollo	1,060,237

f) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on,
March 9, 2011,with interest at 15% per annum, collateralized by the buildings of Sichuan Apollo The loan was renewed in January 2011 with 6.856% interest per annum and will be due in January 6, 2012.	1,499,477

Total	$5,002,802
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

NOTE 12 DUE TO STOCKHOLDERS

Due to stockholders of $1,814,260 consist of  non-interest bearing notes due January 2011, which have been paid in full in January 2011.

NOTE 13.  STOCK INCENTIVE PLAN

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

During the year ended December 31, 2010, the Company issued 2,000,000 options to three employees.

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

Weighted-average Balck-Scholes value
Black-Scholes Assumptions:
Expected lives	3 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

A summary of option activity under the Stock Incentive Plan as of December 31, 2010 and 2009, and changes during the years then ended is as following:

			Weighted-Average
		Weighted Average Shares	Remaining	Aggregate
	Shares	Exercise Price	Contractural Term	Intrinsic Value
Outstanding at January 1, 2009	-
Granted	830,000	$0.93
Exercised	-
Forteited or expired	-
Outstanding at December 31, 2009	830,000	$0.93	1.1 years	$3,668,217
Excercised at December 31, 2009	423,750	$1.04

Outstanding at January 1, 2010	830,000
Granted	2,000,000	$2.80
Exercised	-
Forteited or expired	(750,000)
Outstanding at December 31, 2010	2,080,000	$3.44	2.75 years	$810,010
Exercised at December 31, 2010	196,667	$3.72

A summary of the status of non-vested options as of December 31, 2010 and 2009 and changes during the years then ended is as follows:

Nonvested at January 1, 2009	-
Granted	830,000	$6.01
Vested	(423,750)	$6.02
Forteited or expired	-
Nonvested at December 31, 2009	406,250	$6.00

Nonvested at January 1, 2010	406,250
Granted	2,000,000	$2.80
Vested	(1,96,667)	$3.72
Forteited or expired	326,583
Nonvested at December 31, 2010	1,883,000	$3.49

No options were exercised during the year ended December 31, 2010 and 2009. 750,000 options issued to our former CFO were forfeited during the year ended December 31, 2010 as his employment was terminated.

NOTE 14.  SHAREHOLDERS’ EQUITY

On March 28, 2010, certain existing company stockholders and one debtor entered into a Cancellation of Debt and Conversion Agreement with the Company pursuant to which each such stockholders agreed to convert aggregate loan to the Company in the amount of $8,925,329 into shares of the Company’s common stock at a price of $1.60 per share. In April 2010, the Company issued 5,578,331 shares of restricted common stock.

In August 2010, the Company issued 22,500 shares of restricted common stock, valued at $78,750, to one of the Company’s directors and the Company’s secretary for the services rendered by them from March, 2010 to August, 2010.

In December 2010, the Company issued 1,500,000 shares of restricted common stock to 11 of the Company’s consultants for the services rendered by them through December 31, 2010.  All the related stock compensation expense, valued at $3,270,000, was recorded as General and administrative expense in 2010

NOTE 15.  TAXES

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2010  and 2009, to the Company’s effective tax  is as follows:

	December 31
	2010	2009
U.S. statutory rate a 35%	$(2,139,905)	(115,750)
Tax rate difference between China and U.S.	255,048	(469,683)
Valuation allowance on U.S. Net Operating Loss	1,693,570	1,247,584
Permanent difference	(32,934)	(77,298)
Change in Valuation allowance	(144,166)
Effective tax	$(368,387)	584,853

The provisions for income taxes are summarized as follows:

	As of December 31,
	2010	2009

Current	$-	165,754
Deferred	(368,387)	419,099

Total	$(368,387)	584,853

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009

Deferred tax assets
Inventory markdown	$81,893	58,482
Bad debt expense	111,413	66,448
Depreciation	59,818)	73,376
Other	71,796)	12,107
Net loss carried forward	2,949,341	1,553,672
Gross deferred tax assets	3,274,261	1,764,086
Vluation allowance	(2,631,264)	(1,553,672)
Net deferred tax assets	642,997	210,413

Deferred tax liabilities
Depreciation & amortization		-
Gain on investment in Joint Venture	(653,970)	596,627
Others	(14,356)	7,502
Deferred tax liabilities	(668,326)	604,129

Net deferred tax assets (liabilities)	$(25,329)	$(393,716)

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

As of December 31, 2010and 2009, the Company had VAT tax receivable of $144,707 and payable of $87,419, respectively.

NOTE 16. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2010and December 31, 2009, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 17.  BUSINESS SEGMENTS

For the years ended December 31, 2010:

				Corporate&	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$9,550,324	$44,058	$-	$9,594,382
Operating profit (loss)	(739,803)	(567,627)	(236,159)	(4,840,541)	(6,384,130)
Depreciation and amortization	694,915	228,330	28,867		952,112
Capital expenditures	(141,131)	170,362	233,410		262,641
Assets	14,459,861	16,112,918	2,806,209	4,434,011	37,812,999

For the year ended December 31, 2009:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$7,813,605	$-	$-	$7,813,605
Operating profit (loss)	(1,459,164)	278,453	(140,458)	(2,717,557)	(4,038,726)
Depreciation and amortization	277,090	682,170	27,177		986,437
Capital expenditures	1,046,331	204,250	239,248		1,489,829
Assets	19,101,558	12,779,417	2,233,109	20,456	34,134,540

NOTE 18. CONCENTRATIONS

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2010, we still expect our sales to continue to be concentrated among a small number of customers in 2011. However, we also expect that our significant customers may change from time to time.

At December 31, 2010, three customers accounted for 22% ,14.9% and 14.5% of the total accounts receivable outstanding, respectively. First Solar, Redlen Technology  Inc, and Shaoshan Metals in China accounted for 58%, 9% and 12% of total sales respectively. For the years ended December 31, 2009, one major customer accounted for approximately 83% of total sales.  At December 31, 2009, the two customers accounted for 39% and 35% of the total accounts receivable outstanding, respectively.

In 2010, 31.7 % of our sales were made to customers in Asia, 66.8 % of our sales were made to customers in North America and 1.5% of our sales were made to customers in the rest of the world. In 2009, 87% of our sales were made to customers in North America and 13% of our sales were made to customers in Asia.

NOTE 19. COMMITMENT AND CONTINGENCIES

The Company has entered into an employment agreements with its CFO  which provides for annual  salaries ranging from approximately $90,000 for the first year of employment to $123,000 in the third year of employment.  In addition, the Company granted 500,000 stock options to the CFO (see note 13).

The Company has entered into employment agreements with its CEO and COO.  These agreement provide for salaries ranging from approximately $50,000 to $100,000 annually.  In addition, the Company granted 1,500,000 stock options with these agreements. (see note 13)

NOTE 20. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 21. SUBSEQUENT EVENTS

On March 10, 2011, former CEO, Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of approximately $5,2 million due from Xinju. The amount due from Xinju was converted to 2,418,923 shares of the Company’s common stock based on fair market value of $2.18 per share. (see note 6)

The Company has reviewed subsequent event through the date of these financial statements issued and has determined that there were no additional material subsequent events occurred through that date need to be recognized or disclosed in these financial statements.