Form 10-K/A
APOLLO SOLAR ENERGY, INC.
filed 2011-05-02
CIK 726435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

AMENDMENT NO. 1

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

 EXPLANATORY NOTE

This Amendment to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is being filed in order to submit certain previously omitted information required to be included in Part III thereof in accordance with General Instruction G(3) to Form 10-K.

                Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text of Items 10, 11, 12, 13 and 14 of Part III thereof in their entirety and substituting the following.

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

The forward-looking statements contained in this Amendment No. 1 to Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our Company’s business. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

 High

 Low

 Fiscal Year Ending December 31, 2010

 Fourth Quarter

 $

 4.02

 $

 3.02

 Third Quarter

 $

 4.20

 $

 2.00

 Second Quarter

 $

 4.20

 $

 3.00

 First Quarter

 $

 5.00

 $

 3.30

 Fiscal Year Ending December 31, 2009

 Fourth Quarter

 $

 5.15

 $

 4.50

 Third Quarter

 $

 6.05

 $

 5.35

 Second Quarter

 $

 6.50

 $

 5.25

 First Quarter

 $

 7.50

 $

 5.75

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

 $

 9,594,382

 $

 7,813,605

 Cost of sales

 (8,108,486

 )

 (6,012,500

 )

 Gross profit

 1,485,896

 1,801,105

 Expenses

 General & administrative expenses

 6,971,192

 5,586,508

 Selling expenses

 252,748

 204,701

 Research and development expenses

 646,086

 48,623

 Total operating expenses

 7,870,026

 5,839,832

 (Loss) Income from operations

 (6,384,130

 )

 (4,038,727

 )

 Gain on investment in JV

 730,572

 3,977,511

 (Loss) in equity of JV

 (348,285

 )

 Interest expense

 (196,589

 )

 (476,638

 )

 Other Income

 207,137

 Loss before income taxes

 (6,198,432

 )

 (330,717

 )

 Provision for income taxes

 (368,387

 )

 584,854

 Net loss income

 $

 (5,830,045

 )

 $

 (915,571

 )

 Year Ended December 31,

 2010

 2009

 As a Percentage of Sales Revenue

 Sales revenue

 100.0

 %

 100.0

 %

 Cost of sales

 85.0

 %

 76.9

 %

 Gross profit

 15.0

 %

 23.1

 %

 Expenses

 General & administrative expenses

 72.7

 %

 71.5

 %

 Selling expenses

 2.6

 %

 2.6

 %

 Research and development costs

 6.7

 %

 0.6

 %

 Total operating expenses

 82.0

 %

 74.7

 %

 Operation loss

 (67.0

 %)

 (51.6

 %)

 Gain on investment in JV

 7.6

 %

 50.9

 %

 Loss in equity of JV

 (3.6

 %)

 Interest expense

 (2.0

 %)

 (6.1

 %)

 Other income (expense)

 2.7

 %

 Loss before income taxes

 (65.0

 %)

 (4.1

 %)

 Income taxes

 (3.8

 %)

 7.4

 %

 Net loss

 (61.2

 %)

 (11.5

 %)

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

Liquidity and Capital Resources

 Years Ended December 31,

 2010

 2009

 Net cash used in operating activities

 $

 (1,034,816)

 $

 (915,385)

 Net cash used in investing activities

 (1,643,403)

 (2,136,975

 )

 Net cash provided by (used in) financing activities

 4, 469,758

 (1,318,927

 )

 Effect of exchange rate changes on cash

 376,861

 5,019

 Net increase (decrease) in cash

 $

 2,168,400

 $

 (4,366,268)

 Cash at beginning of year

 507,776

 4,874,044

 Cash at end of year

 $

 2,676,176

 $

 507,776

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

 Years

 More Than

 5 Years

 Loans from shareholders

 $

 1,814,260

 $

 1,814,260

 $

 —

 $

 —

 $

 —

 Short-term loan

 $

 5,002,802

 $

 5,002,802

 $

 —

 —

 —

 $

 6,817,062

 $

 6,817,062

 $

    —

 $

 —

 $

 —

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

 •

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

 Dr. Jingong Pan has been the Chief Executive Officer and Chairman of the Board since November, 2010 and a director and Vice President of the Company since March 17, 2010.  Dr. Pan is currently an Adjunct Professor at the New Jersey Institute of Technology. From 2002 to 2010, Dr. Pan studied for his Master degree and Ph.D. at the New Jersey Institute of Technology and also taught classes at the NJIT, From 2000 to 2002, Dr. Pan served as a General Manager of Flaming Sun (USA) Corp., and from 1997 to 2000, he served as Vice President of the Bank of China Group.  Dr. Pan received a Bachelor of Science degree from the Harbin Institute of Technology, Masters degrees from the Harbin Institute of Technology and the New Jersey Institute of Technology, and a Ph.D. from the New Jersey Institute of Technology.

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

Wilson Liu has served as our Chief Financial Officer since June 2010.  Mr. Liu served as the Chief Financial Officer of Jiangsu Sanhuan Industry & Commerce Ltd, from May 2009 to May 2010. From 2004 to 2007, Mr. Liu served as Assistant Vice President of the Audit and Compliance department of the New York Stock Exchange (the “NYSE”). Mr. Liu has been a Certified Public Accountant since 2005. Mr. Liu received a Master of Science in Computer Information System from Baruch College in 1997 and Master of Science in Accounting from Baruch college in 2003.

Tong Liu has served as our Corporate Secretary since January 2011.  Ms. Liu has served as the Chief Accounting Officer of Flaming Sun Corp. since May, 2005. Ms. Liu served as the controller of the Business Administration Association of the Ministry of Foreign Trade and Commerce of China from July 1995 until March 2005. Ms. Liu received a Master of Science in Accounting from the Harbin Institute of Technology in 1995.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, none of Mr. Hou, Mr. Ke, Mr. Sun, Mr. Cao, Mr. Maza, Mr. Lee, Mr. Liu or Mr. Zhou have filed such reports.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing such similar functions.  A copy of our code of ethics is attached as an exhibit to our annual report on Form 10-K for fiscal year 2008 filed with the Securities and Exchange Commission on April 15, 2009.  If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver via any means required by applicable law.

Risk Oversight

In its governance role, and particularly in exercising its duty of car and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business.  While the Board has the ultimate oversight responsibility for the risk management process, the Board has designated the Audit Committee the initial responsibility for overseeing the company’s risk assessment and risk management.  In fulfilling its delegated responsibility, the Audit Committee has directed the management to ensure that an approach to risk management is implemented as a party of the day-to-day operations of the company, and to design internal control systems with a view to identifying and managing material risks.

Board Leadership Structure

In accordance with our bylaws, our Board elects our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board may appoint from time to time.  This Board has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and Mr. Jingong Pan currently serves as both our Chairman of the Board and our Chief Executive Officer.

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

Summary Compensation Table

 Fiscal

 Year

 Salary ($)

 Option Award ($)

 Total ($)

 Jingong Pan

 2010

 12,117

 49,030

 61,147

 Renyi Hou

 2010

 21,256

 -

 21,256

 2009

 21,256

 -

 21,256

 2008

 22,489

 -

 22,487

 Wilson Liu

 2010

 43,988

 101,095

 145,083

 Hongwei Ke

 2010

 9,088

 24,515

 33,603

 2009

 14,185

 -

 14,185

 2008

 14,250

 -

 14,250

2010 Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer in fiscal 2010.

 Name

 Grant Date(1)

 Estimated Future Payouts Under Equity Incentive Plan Award Targets

 Exercise or Base Price of Option Awards ($/Share)

 Grant Date Fair Value of Stock and Option Awards(2)

  Wilson Liu

  6/4/2010

 0

 $3.45

 3.45

  Jingong Pan

  11/8/2010

 0

 $3.50

 3.50

  Hongwei Ke

  2/1/2009

 0

 $3.50

 3.50

(1) Such option vested as to 1/36 per month from the grant date through termination of employment.

(2) This column reflects the grant date fair value of the option granted in accordance with FASB ASC Topic 718.  See the notes to our financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 value of our equity awards.

2010 Outstanding Equity Awards at Fiscal Year End

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2010.

 Name

 Grant Date

 Number of Securities Underlying Unexercised Options (#) Exercisable

 Number of Securities Underlying Unexercised Options (#) Unexercisable

 Option Exercise Price

 Option Expiration Date

  Wilson Liu

 06/04/10

  116,667

  383,333

 $3.45

  06/04/20

  Jingong Pan

 11/08/10

  55,556

  944,444

  $3.50

  11/08/20

 Hongwei Ke

  11/08/10

  27,778

  472,222

  $3.50

  11/08/20

Employment Agreements

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

Effective November 8, 2010, we entered into an employment agreement with Dr. Jingong Pan, our Chairman of the board of directors and Chief Executive Officer. Dr. Pan will receive an annual salary of RMB 660,000, which amount be increased by the Board of Directors, in its discretion.  Dr. Pan was also granted stock options to acquire up to 1,000,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Dr. Pan remains employed with the Company.  The options have an exercise price of $3.50 per share.

Effective November 8, 2010, we entered into an employment agreement with Hongwei Ke, our Chief Operating Officer. Mr. Ke will receive an annual salary of RMB 360,000, which amount be increased by the Board of Directors, in its discretion.  Mr. Ke was also granted stock options to acquire up to 500,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Mr. Ke remains employed with the Company.  The options have an exercise price of $3.50 per share.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors comprised of annual retainers and fees for each meeting attended based on the following schedule:

 Fiscal 2011

 Fiscal 2010

 Meeting Attendance – In-Person

 $

 500

 $

 500

 Retainer Fees

 All directors

 17,000

 17,000

 Audit Committee Chairman

 10,000

 10,000

 Audit Committee Member (other than Chairman)

 1,500

 1,500

 Compensation Committee Chairman

 2,000

 2,000

 Compensation Committee (other than Chairman)

 1,500

 1,500

 Nomination and Governance Committee Chairman

 2,000

 2,000

 Nomination and Governance Committee (other than Chairman)

 1,500

 1,500

Fiscal 2010 Non-Employee Director Compensation

 Name

 Fees Earned or Paid in Cash ($)

 Option Awards ($)(1)

 All Other Compensation ($)

 Total ($)

 Zhimin Cao

 600

 —

 —

 600

 Kang Sun

 10,000

 —

 —

 10,000

 Elliot Maza

 15,000

 —

 —

 15,000

 James Lee

 10,000

 —

 —

 10,000

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have served as one of our officers or employees. None of our executive officers currently serves, or in fiscal 2010 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

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

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Annual Report on Form 10-K with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

COMPENSATION COMMITTEE

James Lee (Chair)

Zhimin Cao

Kang Sun

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2010:

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

 2,080,000

 $3.44

 810,010

 Total

 2,080,000

 $3.44

 810,010

Security Ownership and Certain Beneficial Owners and Managers

The following table sets forth as of April 28, 2011, certain information with respect to the beneficial ownership of our common stock by (i) any person or group which beneficially owns more than 5% of such common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  In determining beneficial ownership of the Common Stock, the number of shares shown includes all shares of common stock underlying options or warrants exercisable by such person within 60 days of April 28, 2011. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

 Name and Address

 Number of Shares

 Percentage

 of Beneficial Owner (1)

 Beneficially Owned

 of Class

 Renyi Hou (2)

 14,660,000

  28.38%

 Cede & Co.

 5,053,575

   9.78%

 Haukang Zhou (3)

 6,333,322

   12.26%

 Yong Ling

   2,061,148

   3.99%

 Hongwei Ke (9)

      890,000

   1.72%

 Jingong Pan

 1,500,000

  2.90%

 Kang Sun (4)

 20,000

   *

 Zhimin Cao (5)

 20,000

   *

 James Lee (6)

 20,000

   *

 Eliot Maza (7)

 20,000

   *

 New Greatwall Limited (8)

 12,180,475

   23.58%

 All executive officers and directors

 as a group (7 persons)

  42,758,520

   82.76%

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

(3) Includes 1,932,332 shares owned by Xiaojin Wang and 850,000 shares owned by Huaqin Zhou.

(4)  Represents share of our common stock issuable upon exercise of options held by Mr. Sun that may be exercised within 60 days of April 28, 2011.

(5) Represents share of our common stock issuable upon exercise of options held by Mr. Cao that may be exercised within 60 days of April 28, 2011.

(6)  Represents share of our common stock issuable upon exercise of options held by Mr. Lee that may be exercised within 60 days of April 28, 2011.

(7)  Represents share of our common stock issuable upon exercise of options held by Mr. Maza that may be exercised within 60 days of April 28, 2011.

(8) Includes 404,200 shares owned by Yin Jun, 590,000 shares owned by Feng Yuzhu, 500,000 shares owned by Feng Yuxin, and 500,000 shares owned by Dong Xuesong.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Transactions

As of December 31, 2010, we owed $1,684,010 to our stockholder Feng Yuliang and Wang Xiaojin pursuant to the terms of a short-term, non-interest bearing loan, which repaid in February and March, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009, by Partiz & Company, P.A., our independent auditors:

 Fiscal

 Fiscal

 2010

 2009

 Audit Fees (1)

 $

 89,500

 $

 89,500

 Audit-Related Fees (2)

 $

 0

 $

 0

 Tax Fees (3)

 $

 3,500

 $

 3,500

 Total

 $

 93,000

 $

 93,000

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

     For the fiscal years ended December 31, 2010, and 2009, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

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

 (1

 )

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

 10-K

 21.1

   000-12122

   3/31/2011

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

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2011.

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

 /s/    JINGONG PAN

 Jingong Pan

 Chief Executive Officer and Chairman

 (Principal Executive Officer)

 May 2, 2011

 /s/    WILSON LIU

 Wilson Liu

 Chief Financial Officer

 May 2, 2011

 /s/    *

 Hongwei Ke

 Chief Operating Officer and Director

 May 2, 2011

 / s/    *

 Kang Sun

 Director

 May 2, 2011

 /s/    *

 Zhimin Cao

 Director

 May 2, 2011

 /s/    *

 Elliot Maza

 Director

 May 2, 2011

 /s/    *

 James Lee

 Director

 May 2, 2011

 / s/    *

 Renyi Hou

    Director

        May 2, 2011

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

 $

 2,676,176

 $

 507,776

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

 189,175

 22,820,921

 21,281,349

           TOTAL ASSETS

 $

 37,812,999

 $

 34,134,540

 LIABILITIES AND STOCKHOLDERS’ EQUITY

 CURRENT LIABILITIES:

 Short-term loan

 $

 5,002,802

 $

 4,388,033

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

 (1,298,792)

 )

 Accumulated other comprehensive income

 2,020,595

 1,287,194

 TOTAL STOCKHOLDERS’ EQUITY

 26,652,808

 19,225,095

 TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

 $

 37,812,999

 $

 34,134,540

The accompany notes are an integral part of these financial statements

F3

 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER

 COMPREHENSIVE LOSS

 (In US Dollars)

 Year Ended December 31,

 2010

 2009

 SALES

 $

 9,594,382

 $

 7,813,605

 COST OF SALES

 8,108,486

 6,012,500

 GROSS PROFIT

 1,485,896

 1,801,105

 OPERATING EXPENSES:

   General and administrative expenses

 6,971,192

 5,586,508

   Selling expenses

 252,748

 204,701

   Research and development expenses

 646,086

 48,623

      TOTAL OPERATING EXPENSES

 7,870,026

 5,839,832

 OPERATING LOSS

 (6,384,130

 )

 (4,038,727

 )

 Gain on investment in Joint Venture

 730,572

 3,977,511

 Loss in equity of Joint Venture

 (348,285

 )

 Interest expense

 (196,589

 )

 (476,638

 )

 Other income expenses

 -

 207,137

 LOSS BEFORE PROVISION FOR INCOME TAXES

 (6,198,432

 )

 (330,717

 )

 Income tax expense (credit)

 (368,387

 )

 584,854

 NET LOSS

 $

 (5,830,045

 )

 $

 (915,571

 )

 OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment

 $

 733,401

 $

 (8,908

 )

 COMPREHENSIVE LOSS

 $

 (5,096,644

 )

 $

 (924,479

 )

 Basic and Diluted losses per common share

 Basic

 $

 (0.12

 )

 $

 (0.02

 )

 Diluted

 $

 (0.12

 )

 $

 (0.02

 )

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

 $

 44,555

 $

 17,347,905

 $

 (383,221

 )

 $

 1,298,663

 $

 18,307,902

 Issuance of option for service

 -

 -

 1,844,232

 -

 -

 1,844,232

 Foreign currency translation adjustment

 -

 -

 -

 -

 (11,469

 )

 (11,457

 )

 Net loss for the year

 -

 -

 -

 (915,571

 )

 -

 (915,571

 )

 BALANCE AT DECEMBER 31, 2009

 44,555,131

 $

 44,555

 $

 19,192,138

 $

 (1,298,792

 )

 $

 1,287,194

 $

 19,225,095

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

 Net loss

 -

 -

 -

 (5,830,046

 )

 -

 (5,830,046

 )

 BALANCE AT DECEMBER 31, 2010

 51,655,961

 $

 51,656

 $

 31,709,395

 $

 (7,128,838

 )

 $

 2,020,595

 $

 26,652,808

The accompany notes are an integral part of these financial statements

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 Year Ended December 31,

 2010

 2009

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss

 $

 (5,830,045

 )

 $

 (915,571

 )

   Adjustments to reconcile net income(loss) to net cash

     used in operating activities:

 Stock based compensation

 3,595,196

 1,844,233

 Gain on investment in Joint Venture

 (730,572

 )

 (3,977,511

 )

      Loss in equity of Joint Venture

 348,285

            Depreciation

 952,112

 986,437

            Deferred tax assets and liabilities

 (368,387

 )

 502,194

 Mark-down of asset held for sale

 274,675

            Inventory mark-down allowance

 -

 180,734

   Changes in operating assets and liabilities:

         Accounts receivable

 (121,484

 796,395

         Inventory

 1,147,244

 (604,205

 )

         Prepaid expenses and other current assets

 (191,480

 )

 331,537

         Accounts payable – trade

 80,161

 (591,598

 )

                            -- construction

 (14,090

 )

 219,119

         Accrued expenses and other current liabilities

 (176,431

 )

 312,851

 NET CASH USED IN OPERATING ACTIVITIES

 (1,034,816

 )

 (915,385

 )

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash paid for investment

 (7,388

 )

 (43,900

 )

     Acquisition of property and equipment

 (262,641

 )

 (437,746

 )

 Acquisition of Asset held for sale

 (1,373,374

 )

 Proceeds from government subsidy to purchase PPE

 -

 2,020,172

 Acquisition of land use rights

 -

 (3,675,501

 )

 NET CASH USED IN INVESTING ACTIVITIES

 (1,643,403

 )

 (2,136,975

 )

 CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from short-term loans

 1,462,731

 4,385,397

    Capital contribution

 -

 -

    Proceeds from (payment to) shareholder loan

 3,627,005

 (3,195,712

 )

    Payment to related party

 (619,978

 (2,508,612

 )

 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

 4, 469,758

 (1,318,927

 )

 EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS

 376,861

 5,019

 NET INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS

 2,168,400

 (4,366,268

 )

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

 507,776

 4,874,044

 CASH AND CASH EQUIVALENTS, END OF YEAR

 $

 2,676,176

 $

 507,776

 Supplemental disclosures of cash flow information:

 Interest paid

 $

 247,182

 $

 94,790

   Income taxes paid

 $

 98,234

 $

 35,321

   Non-cash financing activities:

 Assets contributed to Joint Venture

 $

 $

 187,175

 Assumption of debt by Joint Venture

 $

 $

 5,441,291

         Conversion of debt to common stock

 $

 8,929,139

 $

 -

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

F7

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

F8

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

F9

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

F10

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

F11

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

F12

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

F13

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

 As of

 December 31, 2010

 December 31, 2009

 Raw Materials

 $

 1,646,217

 3,232,860

 Work-in-progress

 2,261,022

 1,230,281

 Finished goods

 2,902,461

 3,481,599

 Total

 $

 6,809,700

 7,944,740

Inventory markdown of $0 and $180,734 were charged to cost of goods sold for the year ended December 31, 2010 and 2009, respectively.

F15

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

F16

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

 As of

 December 31, 2010

 December 31, 2009

 Due from Xinju

 $

 4,379,411

 $

 3,477,719

 Due from Joint Venture

 1,064

 175,037

 Due from shareholder

 32,154

 -

 Total

 $

 4,412,629

 $

 3,652,756

Xinju is a related party partially owned by a majority shareholder of Apollo, Renyi Hou.  Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of the obligation (see note 21). Joint Venture is a newly formed company in which Apollo holds a 35% of the equity interest (see note 7). All the above loans are non-interest bearing and due on demand.

F17

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

F18

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

NOTE 9.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

 December 31,2010

 December 31,2009

 Advances for purchases

 $

 638,845

 $

 477,738

 Other receivable

 135,514

 106,088

 Other prepaid expenses

 25,000

 -

 Total

 $

 799,359

 $

 583,826

F19

NOTE 10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

 As of December 31,

 2010

 2009

 Accrued Interest

 $

 782,515

 $

 797,180

 Government subsidy for research & development

 -

 87,886

 Salaries and benefits

 142,180

 101,647

 Other taxes

 11,402

 87,419

 Professional fees

 92,833

 40,036

 Other accrued expenses

 69,248

 125,506

 Total

 $

 1,098,178

 $

 1,239,674

F20

NOTE 11.  SHORT-TERM LOAN

   The short-term loans for 2010 and 2009 include the following:

 Balance at

 December 31,

 2010

 a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd

 due on August 31, 2011, without interest collateralized by

 certain plant equipment of Sichuan Apollo

 $

 625,540

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

 $

 5,002,802

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

 $

 4,388,033

F21

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

 40

 %

    Risk-free interest rate

 2

 %

    Dividend yield

 -

F22

A summary of option activity under the Stock Incentive Plan as of December 31, 2010 and 2009, and changes during the years then ended is as following:

  Weighted-Average

 Weighted Average Shares

  Remaining

 Aggregate

 Shares

 Exercise Price

  Contractural Term

 Intrinsic Value

  Outstanding at January 1, 2009

 -

  Granted

 830,000

 $

 0.93

  Exercised

 -

  Forteited or expired

 -

  Outstanding at December 31, 2009

 830,000

 $

 0.93

  1.1 years

 $

 3,668,217

  Excercised at December 31, 2009

 423,750

 $

 1.04

  Outstanding at January 1, 2010

 830,000

  Granted

 2,000,000

 $

 2.80

  Exercised

 -

  Forteited or expired

 (750,000

 )

  Outstanding at December 31, 2010

 2,080,000

 $

 3.44

  2.75 years

 $

 810,010

  Exercised at December 31, 2010

 196,667

 $

 3.72

F23

A summary of the status of non-vested options as of December 31, 2010 and 2009 and changes during the years then ended is as follows:

  Nonvested at January 1, 2009

 -

  Granted

 830,000

 $

 6.01

  Vested

 (423,750

 )

 $

 6.02

  Forteited or expired

 -

  Nonvested at December 31, 2009

 406,250

 $

 6.00

  Nonvested at January 1, 2010

 406,250

  Granted

 2,000,000

 $

 2.80

  Vested

 (1,96,667

 )

 $

 3.72

  Forteited or expired

 326,583

  Nonvested at December 31, 2010

 1,883,000

 $

 3.49

No options were exercised during the year ended December 31, 2010 and 2009. 750,000 options issued to our former CFO were forfeited during the year ended December 31, 2010 as his employment was terminated.

F24

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

F25

On July 16, 2009, the Company got the government approval on the High-Tech Enterprise Certificate which allows the Company to enjoy favorable tax rate of 15% effective January 1, 2009 till December 31, 2011.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2010  and 2009, to the Company’s effective tax  is as follows:

 December 31

 2010

 2009

 U.S. statutory rate a 35%

 $

 (2,139,905

 )

 (115,750

 )

 Tax rate difference between China and U.S.

 255,048

 (469,683

 )

 Valuation allowance on U.S. Net Operating Loss

 1,693,570

 1,247,584

 Permanent difference

 (32,934

 )

 (77,298

 )

 Change in Valuation allowance

 (144,166

 )

 Effective tax

 $

 (368,387

 )

 584,853

The provisions for income taxes are summarized as follows:

 As of December 31,

 2010

 2009

 Current

 $

 -

 165,754

 Deferred

 (368,387

 )

 419,099

  Total

 $

 (368,387

 )

 584,853

F26

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2010 and 2009 are as follows:

 As of December 31,

 2010

 2009

 Deferred tax assets

 Inventory markdown

 $

 81,893

 58,482

 Bad debt expense

 111,413

 66,448

  Depreciation

 59,818

 )

 73,376

  Other

 71,796

 )

 12,107

 Net loss carried forward

 2,949,341

 1,553,672

 Gross deferred tax assets

 3,274,261

 1,764,086

 Vluation allowance

 (2,631,264

 )

 (1,553,672

 )

 Net deferred tax assets

 642,997

 210,413

 Deferred tax liabilities

 Depreciation & amortization

 -

  Gain on investment in Joint Venture

 (653,970

 )

 596,627

 Others

 (14,356

 )

 7,502

 Deferred tax liabilities

 (668,326

 )

 604,129

 Net deferred tax assets (liabilities)

  $

 (25,329

 )

  $

 (393,716

 )

F27

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

 Mining

 Others

 Total

 Revenue

 $

 -

 $

 9,550,324

 $

 44,058

 $

 -

 $

 9,594,382

 Operating profit (loss)

 (739,803

 )

 (567,627)

 (236,159

 )

 (4,840,541

 )

 (6,384,130

 )

 Depreciation and amortization

 694,915

 228,330

 28,867

 952,112

 Capital expenditures

 (141,131)

 170,362

 233,410

 262,641

 Assets

 14,459,861

 16,112,918

 2,806,209

 4,434,011

 37,812,999

F28

For the year ended December 31, 2009:

 Corporate &

 Consolidated

 Manufacturing

 Refining

 Mining

 Others

 Total

 Revenue

 $

 -

 $

 7,813,605

 $

 -

 $

 -

 $

 7,813,605

 Operating profit (loss)

 (1,459,164

 )

 278,453

 (140,458

 )

 (2,717,557

 )

 (4,038,726

 )

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

F29

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

F30

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

F31