Form 10-Q
period 2011-05-09
APOLLO SOLAR ENERGY, INC.
filed 2011-05-16
CIK 726435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

There were 51,655,961 shares of common stock issued and 49,237,038 shares outstanding as of May 14, 2011.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2011

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,182,327	$2,676,176
Account receivable net of allowance for doubtful accounts	2,058,639	294,214
$2,316 and $3,465, respectively
Inventories	5,277,835	6,809,700
Due from Related parties	2,901	4,412, 629
Deferred taxes asset	80,856
Prepaid expenses and other current assets	407,130	799,359
Total current assets	9,009,688	14,992,078

Property, machinery and mining assets, net	21,081,575	21,081,705
Asset held for sale	1,107,709	1,098,700
Non-marketable investment	53,447	53,012
Investment in joint venture	463,014	587,504
	22,705,745	22,820,921

Total Assets	$31,715,433	$37,812,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Short-term loan	4,662,065	5,002,802
Account payable - trade	190,488	375,520
- construction vendors	2,562,016	2,844,102
Accrued expenses and other current liabilities	2,212,774	1,098,178
Deferred taxes liability	0	25,329
Due to related parties	247,170	1,814,260
Total current liabilities	9,874,513	11,160,191

Shareholders' equity
Preferred stock, $.001 par value,25,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2011 and December 31, 2010
Common stock, $.001 par value, 100,000,000 shares authorized,	51,656	51,656
51,655,961 shares issued and 49,237,038 shares outstanding at March 31, 2011 and 51,655,961 issued and outstanding at December 31, 2010
Additional paid-in capital	31,870,260	31,709,395
Treasury stock, 2,418,923 shares at cost	(5,273,253)
Accumulated deficit	(7,049,246)	(7,128,838)
Accumulated other comprehensive income	2,241,503	2,020,595
Total shareholders' equity	21,840,920	26,652,808

Total Liabilities And Shareholders' Equity	$31,715,433	$37,812,999

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2011	2010

Sales	$3,783,220	$1,073,774
Cost of sales	(3,430,156)	(839,028)
Gross profit	353,064	234,746
Operating Expenses
General and administrative expenses	900,781	1,190,137
Selling expenses	70,273	72,101
Research and development expenses	30,810	9,577
Total Operating Expenses	1,001,864	1,271,815
Operating Loss	(648,800)	(1,037,069)
Other Income (expense)
Interest income (expense)	743,170	(104,286)
Other income		55,196
Equity in loss of Joint Venture	(111,843)
Loss before Income tax	(17,473)	(1,086,159)
Provision for Income tax (credit)	(97,066)
Net Income (Loss)	79,593	(1,086,159)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	186,139	3,033)
Comprehensive income (loss)	265,732	(1,083,126)

Basic and Diluted Loss per common share
Basic and diluted	$(0)	$(0.02)

Weighted average common share outstanding
Basic and diluted	51,091,546	44,555,131

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net inome (loss)	$79,593	$(1,086,159

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	160,865	394,436
Depreciation	241,015	226,552
Deferred tax assets	(106,185)	-
Other interest income	(837,359)
Equity in loss of Joint Venture	111,843
Changes in assets and liabilities:
(Increase) decrease in -
Account receivable-trade	(1,753,928)	(656,213
Inventories	1,580,422	(319,763
Prepaid expenses and other current assets	396,750	(38,591
Account payable-trade	(187,247)	226,505
Accounts payable - construction	(304,007)	19,666
Accrued expenses and other current liabilities	979,789	(11,126
Net cash provided by (used in) operating activities	361,551	(1,244,693

Cash flows from investing activities
Purchase of property and equipment	(68,805)	(39,416
Net cash used in investing activities	(68,805)	(39,416

Cash flows from financing activities
Proceeds from (repayment of) short-term loans	(380,009)	1,464,674
Advance from (payment to) shareholders	(1,690,029)	1,965,276
Advance from related party	237,428	15,105
Net cash provided by (used in) financing activities	(1,832,610)	3,445,055

Effect of exchange rate changes on cash and cash equivalents	46,015	110

Net increase (decrease) in cash and cash equivalents	(1,493,849)	2,161,056

Cash and cash equivalents, beginning of period	2,676,176	507,776

Cash and cash equivalents, end of period	$1,182,327	$2,668,832

Supplemental disclosures of cash flow information:

Interest paid	$67,300	$55,105
Income taxes paid	$9,134	$91,042
Supplementary disclosure of non-cash financing activities
Treasury stock acquired in exchange for loans to related parties	$4,435,894	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

NOTE2. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2011	December 31, 2010

Raw Materials	$608,582	$1,646,217
Work-in-progress	1,472,381	2,261,022
Finished goods	3,196,872	2,902,461

Total	$5,277,835	$6,809,700

NOTE 3: PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	As of
	March 31, 2011	December 31,2010

Buildings	$14,315,492	$14,199,056
Right to use land	4,165,766	4,131,884
Machinery and equipment	3,769,404	3,731,260
Office equipments	374,418	356,429
Vehicle	558,420	553,878
Mining	529,738	489,012
Construction in progress (1)	945,437	928,035
Sub-total	24,658,675	24,389,554

Less: Accumulated depreciation	(3,577,100)	(3,307,849)
Total	$21,081,575	$21,081,705

Depreciation expense for the three months ended March 31, 2011 and 2010 was $ 241,015 and $226,552 respectively.

(1) Estimated costs to complete the construction in progress after March 31, 2011  are not anticipated to be material. Construction is expected to be completed in the third quarter of 2011.

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from related parties consists of the following:

	As of
	March 31, 2011	December 31, 2010

Due from Xinju	$0	$4,379,411
Due from Joint Venture	0	1,064
Due from shareholder	2,901	32,154

Total	$2,901	4,412,629

Xinju is a related party partially owned by a majority shareholder of Apollo, Renyi Hou, our former CEO. On March 10, 2011,  Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of approximately $5.2 million due from Xinju which includes interest of approximately $830,000. The amount due from Xinju was converted into 2,418,923 shares of the Company’s common stock based on a fair market value of $2.18 per share. The Joint Venture is a newly formed company in which Apollo holds a 35% of the equity interest. All the above loans are non-interest bearing and due on demand.

Due to related parties consists of  due to Joint Venture- COE Apollo and due to shareholders which consist of non-interest bearing notes.

	As of
	March 31, 2011	December 31, 2010

Due to Joint Venture	$35,949	$-
Due to shareholders	211,221	1,814,260
Total	$247,170	$1,814,260

NOTE 5. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of March 31, 2011 the JV had not commenced the production of thin film solar cells. The Company accounts for this investment under the equity method of accounting.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	March 31, 2011	March 31, 2010
Statement of operations
Revenues	$2,286.55	-
Cost of sales	1,188.60	-
Gross profit	1,097.94	-
Operating Loss	(319,551.50)	-
Loss before income tax	(319,551.50)	-

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER  CURRENT LIABILITIES

Accrued expenses, taxes and other  current liabilities are listed as below:

		As of
		March 31, 2011	December 31, 2010

Accrued interest		$790,131	$782,515
Salaries and benefits		133,462	142,180
Value Added Taxes		376,489	11,402
Customer Deposit		704,177	0
Other accrued expenses		208,515	162,081

	Total	$2,212,774	$1,098,178

 NOTE 7.  SHORT-TERM LOAN

    The short-term loan includes the following:

	Balance at
	March 31,	December 31,
	2011	2010
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on August 31, 2011 without interest, collateralized by certain plant equipment of Sichuan Apollo	$630,669	$625,540

b) Loan payable to Bank of Communication, Chengdu branch
due on February 8, 2011, with interest at		302,924
6.64% per annum, collateralized by the buildings and land use right of Diye

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on August 24, 2011, with interest at	671,899	757,312
5.84% per annum, collateralized by the buildings of Sichuan Apollo

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2011, with interest at
5.84% per annum, collateralized by the buildings of Sichuan Apollo	763,522	757,312

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu
due on July 16, 2011, with interest at
6.97% per annum, collateralized by the buildings of Sichuan Apollo	1,068,931	1,060,237

f) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 7, 2012 with interest at
6.86% per annum, collateralized by the buildings of Sichuan Apollo	1,527,044
g) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on March 9, 2011,with interest at 15% per annum, collateralized by the buildings of Sichuan Apollo		1,499,477

Total	$4,662,065	$5,002,802

NOTE 8.  TAXES

Corporation income tax

The Company is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, the Company received government approval regarding the High-Tech Enterprise Certificate which allows the Company to enjoy a favorable tax rate of 15% effective January 1, 2009 through December 31, 2011.

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

As of March 31, 2011 and 2009, the Company had VAT tax receivable of $43,360 and payable of zero respectively.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2011 and 2010, to the Company’s effective tax is as follows:

	March 31, 2011	March 31,2010
U.S. statutory rate a 35%	$(6,114)	$(380,156)
Tax rate difference between China and U.S.	130,139	108,814
Valuation allowance on U.S. Net Operating Loss	(221,091)	271,342
Effective tax	$(97,066)	$-

The provisions for income taxes are summarized as follows:

	March 31,2011	March 31,2010
Current	$9,119	$-
Deferred	(106,185)	-
Total	$(97,066)	$-

NOTE 9. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of March 31, 2011 and December 31, 2010, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE10.  BUSINESS SEGMENTS

For the three months ended March 31, 2011,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$3,783,220	$-	$-	$3,783,220
Operating loss	(204,697)	(136,741)	(101,690)	(205,672)	(648,800)
Depreciation and amortization	204,386	28,770	7,859		241,015
Capital expenditures	10,517	18,533	39,755		68,805

For the three months ended March 31, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$1,073,774	$-	$-	$1,073,774
Operating loss	(272,441)	(248,397)	(42,769)	(473,462)	(1,037,069)
Depreciation and amortization	46,140	173,541	6,871		226,552
Capital expenditures	19,092	1,753	18,571		39,416

NOTE 11. CONCENTRATIONS

For the three months ended March 31, 2011, four major customers accounted for approximately 80% of total sales.  At March 31, 2011, two customers accounted for 81% of total accounts receivable.

For the three months ended March 31, 2010, two major customers accounted for approximately 76% of total sales.  At March 31, 2010, one customer accounted for 91% of total accounts receivable.

For the three months ended March 31, 2011, 39% of sales were made to customers in North America and 61% of sales were made to customers in Asia.

For the three months ended March 31, 2010, 18% of sales were made to customers in North America and 82% of sales were made to customers in Asia.

NOTE 12 SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no additional material subsequent events have occurred through such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on April 8, 2011, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed on May 2, 2011. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January, 2013 for mining activities at our Dashuigou property, through May 2013 for mining activities at our Majiagou property, and through April 2011 for exploration activities at our Dashuigou property, subject to potential renewal thereafter.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2011, we plan to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou and Majiagou projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou projects at a significant discount to prevailing market price.

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

We are currently in the exploration stage of operations in accordance with the requirements of SEC Industry Guide 7.  However, we believe we are unique in that we expect to both mine and refine  our tellurium-based products, with primary refining capabilities as provided by Sichuan Xinju Minteral Resources Development Corporation pursuant to the VIE Agreements, and secondary refining capabilities directly through our Company. Our primary refining capabilities are such that we can treat metal concentrates (containing, for example, as little as 50% of the metals of interest), and extract and refine the metals of interest so that they can be fed to our secondary refining operations, where we attain a higher level of purity. Because we expect to mine the raw material in the future, and perform both refining functions, both directly and through our VIE Arrangement, we consider ourselves a supplier that will in the future have uniquely integrated capabilities. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

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

The agreements between the VIE and our other affiliated entities or persons are summarized below:

•
First Option Exclusive Acquiring Agreement, between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou, our former CEO and Ling Yong, our former CFO, which grants to our wholly-owned subsidiary a first option to purchase the Exploration Business at such time as the purchase becomes advisable, permissible and in our best interest.

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

Critical Accounting Policies, Estimates and Assumptions

During the three months ended March 31, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on form 10-K for the year ended December 31, 2010 filed with the SEC on April 8, 2011, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on May 2, 2011.

Results of Operations

Three Months Ended March 31, 2011 and compared to the month ended March 31, 2010

Sales

Sales for the three months ended March 31, 2011 were $3,783,220, compared to the sales of $1,073,774 in the same period in 2010, an increase of $2,709,446 or approximately 252%.  Sales of Tellurium increased by approximately $2,000,000 of which approximately $1,140,000 was attributable to sales to First Solar.  Sales of Selenium increased  from approximately $20,000 to $800,000 representing an increase of approximately $780,000.

Cost of sales

Cost of sales for the three months ended March 31, 2011 was $3, 430,156, compared to the cost of sales of $839,028 for the three months ended March 31, 2010 representing an increase of $2,591,128 or 309%.  This increase results primarily from the increase in sales and higher cost of materials used in our products.

Gross profit

Gross profit for the three months ended March 31, 2011 was $353,064, compared to the gross profit of $234, 746 for the period ended March 31, 2010.   The gross profit margin for the three months ended March 31, 2011 was 9.3% compared to 21.9% in the same period of 2010.  The decrease in gross profit margin primarily resulted from higher costs of raw materials which the Company was unable to pass along to its customers.

Selling expense

For the three months ended March 31, 2011, selling expenses were $70,273 compared to $72,101 for the same period ended March 31, 2010, representing a decrease of 2.5%.  This decrease was primarily due to our continued tighter controls over selling expenses while we attempted to explore and develop new markets.

General and administrative expenses

We incurred general and administrative expenses of $900,781 for the three months ended March 31, 2011, when compared to that of $1,190,137 in the same period of 2010, representing a decrease of 24.3%. For the three months ended March 31, 2011 and 2010, costs for stock based compensation and stock issued for services were $160,865 and $394,436, respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $739,916for the year ended March 31, 2011, as compared to expenses of $795,701 for the year ended March 31, 2010, representing a decrease of 9.3% which was primarily due to tighter budget controls.

Research and development expenses

For the three months ended March 31, 2011, we incurred research and development expenses of $30,810, compared to $9,577 for the three months ended March 31, 2010. This represents an increase of 221.7%. The increase in spending on research and development expenses was due to higher salaries of research and development employees.

Net income/loss

For the three months ended March 31, 2011 we had a net income of $79,593, compared to net loss of $1,086,159 for the three months ended March 31, 2010. The primary reasons for the increase in net income for the three months ended March 31, 2011was an increase in sales and the reduction of general and administrative expenses plus interest income of loan to related parties.

Other

For the three months ended March 31, 2011 we had an equity in loss of Joint Venture $111,843 interest income from loan to related party $837,359, net of, interest expenses of $94,188, and income tax credit of $97,066.  For the three months ended March 31, 2010, we had no equity in loss of Joint Venture and interest expense of $104,286 .

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.

Net cash provided by operating activities for the three months ended March 31, 2011 was $361,551, compared to net cash used in $1,244,693 in the same period in 2010. Cash provided by operating activities was accounted for by an increase in accounts receivable of $1,753,928, a decrease in inventory of $1,580,422, a decrease in prepaid expenses of $396,750, an increase in the account payable - construction of $304,007, and a decrease in accrued expenses of $979,789.

For the three months ended March 31, 2010, cash used in operating activities caused an increase in accounts receivable of $656,213, an increase in inventory $319,763, an increase in accounts payable $226,505, an increase in  accounts payable - construction of $19,666, and a decrease in accrued expenses of $11,126.

Net cash (used in) investing activities.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $68,805 and $39,416, respectively, which primarily resulted from the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

Net cash used in financing activities for the three months ended March 31, 2011 was $1,832,610, representing a repayment to shareholder loan of $1,690,029, payments to a related party of $237,428, and payment with respect to a short-term loan of $380,009.

Net cash provided by financing activities for the three months ended March 31, 2010 was $3,445,054, consisting of $1,464,674 cash inflow from short-term bank loans and $1,965,276 net of cash inflow of advance from related party $237,429.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

Contractual obligations

The following table describes our contractual commitments and obligations as of March 31, 2011:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years		More Than 5 Years
Short term debt	$4,662,065	$4,662,065	$—		$—	$—
	$4,662,065	$4,662,065	$—		$—	$—

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8270 on December 31, 2009 and 1:6.6023 on December 31, 2010. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.5788 and 6.8275 for the three months ended March 31, 2011 and 2010 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 21% appreciation of the RMB against the U.S. dollar from July 21, 2005 to March 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on April 8, 2011, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed on May 2, 2011, for our 2010 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

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

Apollo Solar Energy, Inc.
Date: May 16, 2011	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: May 16, 2011	By: /s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer