Form 10-Q
period 2011-06-30
APOLLO SOLAR ENERGY, INC.
filed 2011-08-15
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	June 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,599,188	$2,676,176
Account receivable net of allowance for doubtful accounts	671,160	294,214
$5,835 and $3,465, respectively
Inventories	4,594,692	6,809,700
Due from Related parties	-	4,412, 629
Deferred taxes asset	99,357
Prepaid expenses and other current assets	342,843	799,359
Total current assets	8,307,240	14,992,078

Property, machinery and mining assets, net	21,135,285	21,081,705
Asset held for sale	1,122,305	1,098,700
Non-marketable investment	54,151	53,012
Investment in joint venture	332,495	587,504
	22,644,236	22,820,921

Total assets	$30,951,476	$37,812,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term loans	4,725,819	5,002,802
Account payable - trade	177,804	375,520
- construction vendors	1,801,770	2,844,102
Accrued expenses and other current liabilities	2,167,458	1,098,178
Deferred taxes liability	-	25,329
Due to related parties	229,594	1,814,260
Total current liabilities	9,102,445	11,160,191

Shareholders' equity
Preferred stock, $.001 par value,25,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2011 and December 31, 2010
Common stock, $.001 par value, 100,000,000 shares authorized,	51,656	51,656
51,655,961 shares issued and 49,237,038 shares outstanding at June 30, 2011 and 51,655,961 issued and outstanding at December 31, 2010
Additional paid-in capital	32,031,124	31,709,395
Treasury stock, 2,418,923 shares at cost	(5,273,253)
Accumulated deficit	(7,480,630)	(7,128,838)
Accumulated other comprehensive income	2,520,134	2,020,595
Total shareholders' equity	21,849,031	26,652,808

Total liabilities and shareholders' equity	$30,951,476	$37,812,999

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$2,940,118	$1,501,919	$6,723,338	$2,575,965
Cost of sales	(2,167,917)	(1,258,220)	(5,598,073)	(2,097,459)
Gross profit	772,201	243,699	1,125,265	478,506
Operating Expenses
General and adminstrative expenses	676,488	787,829	1,577,268	1,922,936
Selling expenses	104,930	44,218	175,203	116,337
Research and development expenses	259,762	343,531	290,572	353,110
Total Operating Expenses	1,041,180	1,175,578	2,043,043	2,392,383
Operating Loss	(268,979)	(931,879)	(917,778)	(1,913,877)
Interest income (expenses)	(55,368)	(79,123)	687,802	(183,436)
Equity in loss of Joint Venture	(135,750)	-	(247,593)	-
Loss before income taxes	(460,097)	(1,011,002)	(477,569)	(2,097,313)
Provision for income tax (credit)	(28,712)	-	(125,778)	-
Net loss	(431,385)	(1,011,002)	(351,791)	(2,097,313)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	313,399	7,830	499,538	133,797
Comprehensive income (loss)	$(117,986)	$(1,003,172)	$147,746	$(1,963,516)

Basic and Diluted Loss per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted average common share outstanding
Basic and diluted	50,159,169	48,723,554	50,159,169	46,743,316

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Six Months Ended Jun 30,
	2011	2010

Cash flows from operating activities
Net inome (loss)	$(351,791)	$(2,097,313)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	321,728	437,960
Depreciation and amortization	486,035	458,161
Deferred tax assets	(121,221)	(78,170)
Other interest income	(837,359)
Equity in loss of Joint Venture	247,593
Changes in assets and liabilities:
(Increase) decrease in -
Account receivable-trade	(366,381)	(249,430)
Inventories	2,334,284	244,843
Prepaid expenses and other current assets	467,736	274,672
Account payable-trade	(203,428)	233,976
Accounts payable - construction	(1,090,806)	(264,657)
Accrued expenses and other current liabilities	1,010,440	598,894
N Net cash provided by (used in) operating activities	1,896,830	(441,064)

Cash flows from investing activities
Payment for research project	-	(300,000)
Acquisition of extraction right and other property and equipment	-	(79,938)
Purchase of property and equipment	(91,236)	(1,092,088)
Net cash used in investing activities	(91,236)	(1,472,026)

Cash flows from financing activities
Proceeds from (payment to) short-term loans	(380,069)	439,513
Proceeds from (payment to) shareholders	(1,619,527)	2,000,000
Advance from (payment to) related parties	52,307	(681,255)
N Net cash provided by (used in) financing activities	(1,947,289)	1,758,258

E Effect of exchange rate changes on cash and cash equivalents	64,707	1,353

Net increase (decrease) in cash and cash equivalents	(76,988)	(153,478)

Cash and cash equivalents, beginning of period	2,676,176	507,776

Cash and cash equivalents, end of period	$2,599,188	$354,298

Supplemental disclosures of cash flow information:

Interest paid	$135,389	$114,536
Income taxes paid	$11,829	$93,290
Supplementary disclosure of non-cash financing activities:
Treasury stock acquired in exchange for loans and interest from related parties.	$5,273,253	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED June 30, 2011 AND 2010
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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

NOTE2. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2011	December 31, 2010

Raw Materials	$599,905	$1,646,217
Work-in-progress	1,540,343	2,261,022
Finished goods	2,454,444	2,902,461
Total	$4,594,692	$6,809,700

NOTE 3: PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	As of
	Jun 30,2011	December 31,2010	Life (years)

Buildings	$14,504,130	$14,199,056	40
Right to use land	4,250,314	4,131,884	50
Machinery and equipment	3,823,499	3,731,260	10
Office equipments	353,093	356,429	5
Vehicle	565,779	553,878	5-40
Mining	552,190	489,012	5-40
Construction in progress (1)	956,863	928,035
Sub-total	25,005,868	24,389,554
Less: Accumulated depreciation	(3,870,583)	(3,307,849)
Total	$21,135,285	$21,081,705

Depreciation expense for the six months ended June 30, 2011 and 2010 was $ 486,035 and $458,161 respectively.

(1) Estimated costs to complete the construction in progress after June 30, 2011  are not anticipated to be material. Construction is expected to be completed in the third quarter of 2011.

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from related parties consists of the following:

	As of
	June 30, 2011	December 31, 2010

Due from Xinju	$-	$4,379,411
Due from Joint Venture	-	1,064
Due from shareholder	-	32,154
Total	$-	4,412,629

Xinju is a related party partially owned by a majority shareholder of Apollo, Renyi Hou, our former CEO. On March 10, 2011,  Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of approximately $5.2 million due from Xinju. The amount due from Xinju was converted into 2,418,923 shares of the Company’s common stock based on a fair market value of $2.18 per share. The Joint Venture is a newly formed company in which Apollo holds a 35% of the equity interest. All the above loans are non-interest bearing and due on demand.

Due to related parties consists of due to Joint Venture- COE Apollo and due to shareholders which consist of non-interest bearing notes.

	As of
	June 30, 2011	December 31, 2010

Due to Joint Venture	$10,415	$-
Due to Xinju	7,958	-
Due to shareholders	211,221	1,814,260
Total	$229,594	$1,814,260

NOTE 5. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of June 30, 2011 the JV had not commenced the production of thin film solar cells. The Company accounts for this investment under the equity method of accounting.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	For the six month ended June 30, 2011	For the six month ended June 30, 2010
Statement of operations
Revenues	$3,141	-
Cost of sales	1,698	-
Gross profit	1,443	-
Operating Loss	(707,410)	-
Loss before income tax	(707,410)	-

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER  CURRENT LIABILITIES

Accrued expenses, taxes and other  current liabilities are listed as below:

	As of
	June 30, 2011	December 31, 2010

Accrued interest	$800,711	$782,515
Salaries and benefits	144,483	142,180
Value Added Taxes	157,858	11,402
Customer Deposit	831,478	0
Other accrued expenses	232,928	162,081

Total	$2,167,458	$1,098,178

NOTE 7.  SHORT-TERM LOAN

    The short-term loans include the following:

	As of
	June 30,	December 31,
	2011	2010
a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd
due on demand without interest, collateralized by certain plant equipment of Sichuan Apollo	$638,980	$625,540

b) Loan payable to Bank of Communication, Chengdu branch
due on February 8, 2011, with interest at	-	302,924
6.64% per annum, collateralized by the buildings and land use right of Diye

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on August 24, 2011, with interest at	680,753	757,312
5.84% per annum, collateralized by the buildings of Sichuan Apollo

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2011, with interest at
5.84% per annum, collateralized by the buildings of Sichuan Apollo	773,583	757,312

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu
due on July 16, 2011, with interest at
6.97% per annum, collateralized by the buildings of Sichuan Apollo
This loan was paid in full on July 15, 2011	1,083,016	1,060,237

f) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 7, 2012 with interest at
6.86% per annum, collateralized by the buildings of Sichuan Apollo	1,547,166	-

g) Loan payable to Bank of China, Xihanggang Branch, Chengdu	-	1,499,477
due on March 9, 2011,with interest at 15% per annum, collateralized by the buildings of Sichuan Apollo

f) Loan payable to Bank of China, Xihanggang Branch, Chengdu
due on September 26, 2011 with interest at 6.73% per annum	2,321	-

Total	$4,725,819	$5,002,802

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

The comparison of income tax expense (credit) at the U.S. statutory rate of 35%, to the Company’s effective tax is as follows:

	For the six months ended
	June30, 2011	June 30, 2010
U.S. statutory rate a 35%	$(167,148)	$(734,060)
Tax rate difference between China and U.S.	159,885	220,497
Change in Valuation allowance	(112,651)	497,896
Other	(5,864)	15,667
Effective tax	$(125,778)	$-

The provisions for income taxes are summarized as follows:

	June 30, 2011	June 30, 2010
Current	$11,872	$-
Deferred	(137,650)	-
Total	$(125,778)	$-

NOTE 9. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2011 and December 31, 2010, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE10.  BUSINESS SEGMENTS

For the six months ended June 30, 2011,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total
Revenue	$-	$6,723,338	$-	$-	$6,723,338
Operating loss	(382,327)	130,921	(150,874)	(515,498)	(917,778)
Depreciation and amortization	352,987	117,272	15,776		486,035
Capital expenditures	15,434	22,590	53,212		91,236

For the three months ended June 30, 2011,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total
Revenue	$-	$2,940,118	$-	$-	$2,940,118
Operating loss	(177,630)	267,662	(49,184)	(309,826)	(268,978)
Depreciation and amortization	148,601	88,502	7,917		245,020
Capital expenditures	4,917	4,057	13,457		22,431

For the six months ended June 30, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total
Revenue	$-	$2,532,278	$43,687	$-	$2,575,975
Operating loss	(438,539)	(482,798)	(83,148)	(909,392)	(1,913,877)
Depreciation and amortization	270,799	173,585	13,777		458,161
Capital expenditures	63,815	-	79,938	-	143,753

For the three months ended Jun 30, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$1,458,232	$43,687	$-	$1,501,919
Operating loss	(221,185)	(234,401)	(40,379)	(435,914)	(931,879)
Depreciation and amortization	169,089	55,611	6,906		231,609
Capital expenditures	44,723	(1,753)	61,367		104,337

NOTE 11. CONCENTRATIONS

For the six months ended June 30, 2011, three major customers accounted for approximately 25%, 17% and 12% of total sales separately. At June 30, 2011, two customers accounted for 24% and 22% of total accounts receivable separately.

For the six months ended June 30, 2010, three major customers accounted for approximately 34%, 18% and 18% of total sales separately.  At June 30, 2010, one customer accounted for 85% of total accounts receivable.

For the six months ended June 31, 2011, 27.2% of sales were made to customers in North America and 73% of sales were made to customers in Asia.

For the six months ended June 30, 2010, 27.7% of sales were made to customers in North America and 72.3% of sales were made to customers in Asia.

For the three months ended June 30, 2011, two major customers accounted for approximately 39% and 11% of total sales separately.

For the three months ended June 30, 2010, three major customers accounted for approximately 31%, 30% and 14% of total sales separately.

For the three months ended June 30, 2011, 11.5% of sales were made to customers in North America and 88.5% of sales were made to customers in Asia.

For the three months ended June 30, 2010, 38.4% of sales were made to customers in North America and 61.6% of sales were made to customers in Asia.

NOTE 12 FORMATION OF FULLY OWNED NEW SUBSIDIARY

On June 18, 2011, the Board of Directors approved the formation of a fully owned subsidiary in Hefei, Anhui province with registered capital of 10 million RMB (approximately $1.5 million), to facilitate the solar panel installation project and the sale of solar panels the company purchased from EPV. On June 22, 2011, the capital inspection report was completed and the formation of the subsidiary was approved by local authorities on June 28, 2011, and the business license was obtained on the same date. As of June 30, 2011, no expenses were incurred in the Hefei subsidiary. As of the date this 10Q is filed, no sales of the Hefei subsidiary were made.

NOTE 13 SUBSEQUENT EVENTS

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

Apollo Solar Energy, Inc ("Apollo")
Outside China
100%
Inside China
Renyi Hou Ling Yong
Other VIE Shareholders
COE Apollo (JV with CNBM)
35%
Sichuan Apollo Solar Sicence & Technology Co.Ltd. ("Sichuan Apollo")
51.6619%
48.3381%
Sichuan Apollo Solar Sicence & Technology Hefei Co. Ltd.
Sichuan Xinlong Tellurium Industry & Technique Co. Ltd.
Sichuan Xinju Mineral Resources Development Co. Ltd. ("VIE")
Contractual Agreements(1)
Sichuan Xinlong Shimian Dadu River Mining & Metallurgy Co. Ltd.

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

Critical Accounting Policies, Estimates and Assumptions

During the six months ended June 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on form 10-K for the year ended December 31, 2010 filed with the SEC on April 8, 2011, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on May 2, 2011.

Results of Operations

Three Months Ended June 30, 2011 and compared to the three months ended June 30, 2010

Sales

Sales for the three months ended June 30, 2011 were $2,940,118, compared to the sales of $1,501,919 in the same period in 2010, an increase of $1,438,199 or approximately 96%.  Sales of Indium increased by approximately $720,042. Sales of Tellurium increased by approximately $420,622.

Cost of sales

Cost of sales for the three months ended June 30, 2011 was $2,167,917, compared to the cost of sales of $1,258,220 for the three months ended June 30, 2010 representing an increase of $909,697 or 72%.  This increase results primarily from the increase in sales.

Gross profit

Gross profit for the three months ended June 30, 2011 was $772,201, compared to the gross profit of $243,699 for the period ended June 30, 2010.   The gross profit margin for the three months ended June 30, 2011 was 26.3% compared to 16.2% in the same period of 2010.  The increase in gross profit margin primarily resulted from the Company sold Indium and Tellurium at higher price due to market price appreciation.

Selling expense

For the three months ended June 30, 2011, selling expenses were $104,930 compared to $44,218 for the same period ended June 30, 2010, representing an increase of 137%.  This increase was primarily due increase of sales and our effort to explore and develop new markets.

General and administrative expenses

We incurred general and administrative expenses of $676,488 for the three months ended June 30, 2011, compared to that of $787,829 in the same period of 2010, representing a decrease of approximately 14%. For the three months ended June 30, 2011 and 2010, costs for stock based compensation and stock issued for services were $160,864 and $43,524, respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $515,623 for the three months ended June 30, 2011, as compared to expenses of $744,305 for the same period of 2010, representing a decrease of 31% which was primarily due to tighter budget controls.

Research and development expenses

For the three months ended June 30, 2011, we incurred research and development expenses of $259,762, compared to $343,531 for the three months ended June 30, 2010. This represents a decrease of approximately 24%. The decrease in spending on research and development expenses was due to the fact that some fundamental R&D work was completed in last year.

Net income/loss

For the three months ended June 30, 2011 we had a net loss of $431,385, compared to net loss of $ 1,011,002 for the three months ended June 30, 2010. The primary reasons for the decrease in net loss for the three months ended June 30, 2011was increase in sales and the reduction of general and administrative expenses plus interest income of loan to related parties.

Other

For the three months ended June 30, 2011 we incurred an equity loss of Joint Venture of $135,750, interest expenses of $55,368, and provision for income tax credit of $-28,712.  For the three months ended June 30, 2010, we had no equity in loss of Joint Venture and provision of income tax and interest expense of $79,123.

Six Months Ended June 30, 2011 and compared to the six months ended June 30, 2010

Sales

Sales for the six months ended June 30, 2011 were $ 6,723,338, compared to the sales of $2,575,965 in the same period in 2010, an increase of $ 4,147,373 or approximately 161%.  Sales of Tellurium increased by approximately $2,439,653 of which approximately $ 791,237 was attributable to sales to First Solar.  Sales of Indium increased approximately $650,547.

Cost of sales

Cost of sales for the six months ended June 30, 2011 was $5,598,073, compared to the cost of sales of $2,097,459 for the six months ended June 30, 2010 representing an increase of $3,500,614 or 167%.  This increase results primarily from the increase in sales and was in line with the increase in sales.

Gross profit

Gross profit for the six months ended June 30, 2011 was $ 1,125,265, compared to the gross profit of $478,506 for the period ended June 30, 2010. The gross profit margin for the six months ended June 30, 2011 was 16.7% compared to 18.6% in the same period of 2010.  The decrease in gross profit margin primarily resulted from higher costs of raw materials during the first quarter of 2011 and the company could not pass on to its customers. However, the company experienced gross profit margin improvement in the second quarter as the Company sourced raw materials from new channels and began to sell products with higher profit margin.

Selling expense

For the six months ended June 30, 2011, selling expenses were $175,203 compared to $116,337 for the same period ended June 30, 2010, representing an increase of approximately 51%.  This increase was primarily due increase of sales and our effort to explore and develop new markets.

General and administrative expenses

We incurred general and administrative expenses of $1,577,268 for the six months ended June 30, 2011, compared to that of $1,922,936 in the same period of 2010, representing a decrease of approximately 18%. For the six months ended June 30, 2011 and 2010, costs for stock based compensation and stock issued for services were $321,729 and $437,960 respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $1,255,539 for the six months ended June 30, 2011, as compared to expenses of $1,484,976 for the same period of 2010, representing a decrease of 15.5% which was primarily due to tighter budget controls.

Research and development expenses

For the six months ended June 30, 2011, we incurred research and development expenses of $290,572, compared to $353,110 for the six months ended June 30, 2010. This represents a decrease of approximately 18%. The decrease in spending on research and development expenses was due to the fact that some fundamental R&D work was completed in last year.

Net income/loss

For the six months ended June 30, 2011 we had a net loss of $351,791, compared to net loss of $2,097,313 for the six months ended June 30, 2010. The primary reasons for the decrease in net loss for the six months ended June 30, 2011 was increase in sales and the reduction of general and administrative expenses plus interest income of prior year’s loan to related parties.

Other

For the six months ended June 30, 2011 we incurred an equity loss of Joint Venture of $247,593, interest income of $837,359, net of interest expense of $149,557 and provision for income tax credit of $-125,778.  For the six months ended June 30, 2010, we had no equity in loss of Joint Venture and provision for income tax and interest expense of $183,436 .

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.

Net cash provided by operating activities for the six months ended June 30, 2011 was $ 1,896,830 compared to net cash used in $441,064 in the same period in 2010. Cash provided by operating activities was accounted for by an increase in accounts receivable of $366,381, a decrease in inventory of $ 2,334,284, a decrease in prepaid expenses of $467,736, a decrease in the trade payable of $203,428, a decrease in the account payable- construction of $1,090,806, and an increase in accrued expenses of $1,010,440.

For the six months ended June 30, 2010, cash used in operating activities caused an increase in accounts receivable of $249,430, a decrease in inventory $244,843, a decrease in prepaid expenses of $274,672, an increase in trade payable of $233,976, a decrease in account payable- construction of $264,657,  and an increase in accrued expenses of $598,895.

Net cash (used in) investing activities.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $ 91,236 and $1,472,026, respectively, which primarily resulted from the purchase of property and equipment. In the same period of 2010, there was also a payment of $300,000 for research project.

Net cash (used in)/provided by financing activities.

Net cash used in financing activities for the six months ended June 30, 2011 was $1,947,289, representing payments to shareholder of $1,700,497, advance from shareholder of $80,970, advance from a related party of $52,307 and payment with respect to a short-term loan of $380,069.

Net cash provided by financing activities for the six months ended June 30, 2010 was $1,758,258, consisting of $439,513 cash inflow from short-term bank loans, $2,000,000 net cash inflow from shareholder loans, payments to related party of $679,762, and a payment to a shareholder of $1,493.

As of June 30, 2011, the company had a balance of cash and cash equivalent of $2,599,188, compared to that of $354,298 at the end of the second quarter in 2010.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

FORMATION OF FULLY OWNED NEW SUBSIDIARY

On June 18, 2011, the Board of Directors approved the formation of a fully owned subsidiary in Hefei, Anhui province with registered capital of 10 million RMB (approximately $1.5 million), to facilitate the solar panel installation project and the sale of solar panels the company purchased from EPV. On June 22, 2011, the capital inspection report was completed and the formation of the subsidiary was approved by local authorities on June 28, 2011, and the business license was obtained on the same date. As of June 30, 2011, no expenses were incurred in the Hefei subsidiary. As of the date this 10Q is filed, no sales of the Hefei subsidiary were made.

Contractual obligations

The following table describes our contractual commitments and obligations as of June 30, 2011:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short term debt	$4,725,819	$4,725,819	$—	$—	—
	$4,725,819	$4,725,819	$—	$—	$—

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.8270 on December 31, 2009 and 1:6.6023 on December 31, 2010. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.4634 and 6.7814 for the six months ended June 30, 2011 and 2010 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 22% appreciation of the RMB against the U.S. dollar from July 21, 2005 to June 30, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Index to Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No	Exhibit Title	Herewith	Form	No.	No.	Date
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X
101.SCH	XBRL Schema	X
101.CAL	XBRL Calculation	X
101.DEF	XBRL Definition	X
101.LAB	XBRL Label	X
101.PRE	XBRL Presentation	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: Aug 15, 2011	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: Aug 15, 2011	By: /s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer