Form 10-Q
period 2011-09-30
APOLLO SOLAR ENERGY, INC.
filed 2011-12-14
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

There were 51,655,961 shares of common stock issued and 49,237,038 shares outstanding as of June 30, 2011.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2011

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$639,399	$2,676,176
Account receivable net of allowance for doubtful accounts $5,908 and $3,465, respectively	527,522	294,214
Inventories	3,877,685	6,809,700
Due from Related parties	-	4,412, 629
Deferred tax assets	248,350
Prepaid expenses and other current assets	2,076,183	799,359
Total current assets	7,369,139	14,992,078

Property, machinery and mining assets, net	17,537,167	21,081,705
Asset held for sale	1,136,220	1,098,700
Non-marketable investment	54,822	53,012
Investment in joint venture	4,202,266	587,504
	22,930,475	22,820,921

Total assets	$30,299,614	$37,812,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term loan	$4,000,451	$5,002,802
Account payable - trade	182,904	375,520
- construction vendors	1,743,693	2,844,102
Accrued expenses and other current liabilities	1,661,388	1,098,178
Deferred tax liabilities	-	25,329
Due to shareholders	209,587	1,814,260
Total current liabilities	7,798,023	11,160,191

Shareholders' equity
Preferred stock, $.001 par value,25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010
Common stock, $.001 par value, 100,000,000 shares authorized, 51,655,961 shares issued and 49,237,038 shares outstanding at September 30, 2011 and 51,655,961 issued and outstanding at December 31, 2010	51,656	51,656
Additional paid-in capital	32,191,989	31,709,395
Treasury stock, 2,418,923 shares at cost	(5,273,253)
Accumulated deficit	(7,274,272)	(7,128,838)
Accumulated other comprehensive income	2,805,471	2,020,595
Total shareholders' equity	22,501,591	26,652,808

Total liabilities and shareholders' equity	$30,299,614	$37,812,999

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$2,245,534	$3,582,735	$8,968,872	$6,158,700
Cost of sales	(1,920,272)	(2,577,786)	(7,518,345)	(4,675,245)
Gross profit	325,262	1,004,949	1,450,527	1,483,455

Operating Expenses
General and administrative expenses	835,272	862,246	2,412,540	2,785,182
Selling expenses	71,805	73,737	247,008	190,074
Research and development expenses	84,181	314,098	374,753	667,208
Total Operating Expenses	991,258	1,250,081	3,034,301	3,642,464

Operating Loss	(665,996)	(245,132)	(1,583,774)	(2,159,009)
Interest income (expenses)	(56,946)	(68,356)	630,851	(251,792)
Loss on sale of assets	(132,398)		(132,398)
Gain on investment in Joint Venture	1,205,110		1,205,110
Loss in equity of Joint Venture	(141,078)	(223,025)	(388,666)	(223,025)
Income (loss) before income tax	208,692	(536,513)	(268,877)	(2,633,826)
Income tax expense (credit)	2,335	-	(123,443)	-
Net income (loss)	206,357	(536,513)	(145,434)	(2,633,826)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	285,338	384,489	784,876	518,286
Comprehensive income (loss)	$491,696	$(152,024)	$639,442	$(2,115,540)

Basic and Diluted Loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.06)
Weighted average common share outstanding
Basic and diluted	49,237,038	50,133,662	49,848,414	47,885,783

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(145,434)	$(2,633,826)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	482,594	490,810
Depreciation and amortization	730,076	688,820
Deferred tax assets	(273,679)	-
Other interest income	(837,359)	-
Loss in equity of Joint Venture	388,666	223,025
Gain from investment in Joint Venture	(1,205,110)	-
Loss on sale of assets	132,398	-
Changes in assets and liabilities:
Account receivable	(219,396)	(350,994)
Inventories	3,109,783	1,472,889
Prepaid expenses and other current assets	(1,227,911)	(234,968)
Account payable-trade	(201,883)	164,451
Accounts payable - construction	(1,176,804)	(265,401)
Accrued expenses and other current liabilities	516,616	730,207
Net cash provided by operating activities	72,557	285,013

Cash flows from investing activities
Non-marketable investment	-	(7,346)
Purchase of property and equipment	(291,980)	(1,346,208)
Proceeds from sale of assets	769,622	-
Net cash provided by (used in) investing activities	477,642	(1,353,554)

Cash flows from financing activities
Proceeds from (payment to) short-term loans	(1,152,886)	1,469,160
Proceeds from (payment to) shareholders	(1,637,789)	2,000,000
Advance from (payment to) shareholders	-	(20,477)
Advance from (payment to) related parties	237,413	(577,992)
Net cash provided by (used in) financing activities	(2,553,262)	2,870,691

E Effect of exchange rate changes on cash and cash equivalents	(33,714)	39,593

Net increase (decrease) in cash and cash equivalents	(2,036,777)	1,841,743

Cash and cash equivalents, beginning of period	2,676,176	507,776

Cash and cash equivalents, end of period	$639,399	$2,349,519

Supplemental disclosures of cash flow information:

Interest paid	$198,880	$174,826
Income taxes paid	$12,009	$92,263

Supplementary disclosure of non-cash financing activities:
Treasury stock acquired in exchange for loan to related parties	$5,273,253	$-
Assets transferred to Joint Venture	$2,731,296	$-
Assets sold	$942,955	$-
Conversion of debt to common stock	$-	$8,929,139

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Sichuan Apollo, Diye, Da Du River, Ma Jia Gou and new subsidiary in Hefei. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

NOTE 2.  INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2011	December 31, 2010

Raw Materials	$584,753	$1,646,217
Work-in-progress	1,188,350	2,261,022
Finished goods	2,104,582	2,902,461

Total	$3,877,685	$6,809,700

NOTE 3.  PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimate lives used in the computation of depreciation and amortization is as follows:

	As of
	September 30, 2011	December 31, 2010	Life (years)

Buildings	$13,265,572	$14,199,056	40
Right to use land	1,772,804	4,131,884	50
Machinery and equipment	3,612,919	3,731,260	10
Office equipments	332,995	356,429	5
Vehicle	572,793	553,878	5-10
Mining	566,867	489,012	5-40
Construction in progress (1)	914,070	928,035
Sub-total	21,038,020	24,389,554

Less: Accumulated depreciation	(3,500,853)	(3,307,849)
Total	$17,537,167	$21,081,705

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $ 730,076 and $688,820 respectively.

(1) Estimated costs to complete the construction in progress after September 30, 2011 are not anticipated to be material. Construction is expected to be completed by the end of 2011.

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

Due from related parties consists of the following:

	As of
	September 30, 2011		December 31, 2010

Due from Xinju	$-		$4,379,411
Due from Joint Venture		-	1,064
Due from shareholder	-		32,154

Total	$-		$4,412,629

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

Due to related parties consists of notes due to shareholders with non-interest bearing and due on demand.

	As of
	September 30, 2011	December 31, 2010

Due to shareholders	209,587	1,814,260
Total	$209,587	$1,814,260

NOTE 5.  EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of September 30, 2011 the JV had not commenced the production of thin film solar cells. The Company accounts for its 35% interest in JV under the equity method of accounting.

In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of its net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as a gain. During the nine months ended September 30, 2011, the Company contributed net assets with appraised value of approximately RMB 33,000,000 (approximately $5 million) to the JV. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of approximately RMB 7,000,000 (approximately $1.2 million) which is reported as income on the accompanying statement of operations for the nine months ended September 30, 2011. As of September 30, 2011, all of the capital contributions due to the JV have been made by Bengbu. Sichuan Apollo will report additional gains in subsequent periods when the additional contributions are made to the JV.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	For the nine month ended September 30, 2011	For the nine month ended September 30, 2010
Statement of operations
Revenues	$20,499	$284,705
Cost of sales	18,884	285,459
Gross profit	1,615	(754)
Operating Loss	(1,105,222)	(637,216)
Loss before income tax	$(1,105,222)	$(637,216)

	For the three month ended September 30, 2011	For the three month ended September 30, 2010
Statement of operations
Revenues	$17,358	$284,705
Cost of sales	17,186	285,459
Gross profit	172	(754)
Operating Loss	(397,812)	(637,216)
Loss before income tax	$(397,812)	$(637,216)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	As of
	September 30, 2011	December 31, 2010

Accrued interest	$810,265	$782,515
Salaries and benefits	137,967	142,180
Value Added Taxes	349,228	11,402
Customer Deposit	43,868	0
Other accrued expenses	320,060	162,081

Total	$1,661,388	$1,098,178

NOTE 7.  SHORT-TERM LOAN

The short-term loans include the following:

	Balance at
	September 30,	December 31,
	2011	2010

a) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd due on demand without interest, collateralized by certain plant equipment of Sichuan Apollo	$646,901	$625,540

b) Loan payable to Bank of Communication, Chengdu branch due on February 8, 2011, with interest at 6.64% per annum, collateralized by the buildings and land use right of Diye. The loan was paid in full in January 2011.	-	302,924

c) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 24, 2011, with interest at 5.84% per annum, collateralized by the buildings of Sichuan Apollo, was paid in full in August 2011		757,312

d) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 7, 2011, with interest at 5.84% per annum, collateralize by the buildings of Sichuan Apollo, was paid in full in September, 2011		757,312

e) Loan payable to Merchant Bank, Wangjiang Road, Chengdu due on July 16, 2011, with interest at 6.97% per annum, collateralized by the buildings of Sichuan Apollo. This loan was paid in full on July 15, 2011.	-	1,060,237

f) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 7, 2012 with interest at 6.86% per annum, collateralized by the buildings of Sichuan Apollo	1,566,347	-

g) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on January 19, 2011, with interest at 5.84% per annum, collateralized by the buildings of Sichuan Apollo. This loan was paid in full in January 7, 2011		1,499,477

h) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on March 28, 2012 with interest at 6.73% per annum	1,566	-

i) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 25, 2012 with interest at 7.74% per annum	783,174	-

j) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 19, 2012 with interest at 7.74% per annum	689,194	-

k) Loan payable to Bank of Communication, Chengdu branch due on September 12, 2012 with interest of 8.53% per annum	313,269

Total	$4,000,451	$5,002,802

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

The comparison of income tax expense (credit) at the U.S. statutory rate of 35%, to the Company’s effective tax is as follows:

	For the nine months ended
	September 30, 2011	September 30, 2010
U.S. statutory rate a 35%	$(94,108)	$(921,839)
Tax rate difference between China and U.S.	83,369	284,780
Change in Valuation allowance	(51,788)	661,289
Other	(60,916)	(24,230)
Effective tax	$(123,443)	$-

The provisions for income taxes are summarized as follows:

	For the nine months ended
	September 30, 2011	September 30, 2010
Current	$150,238	$-
Deferred	(273,681)	-
Total	$(123,443)	$-

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

NOTE 9.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of September 30, 2011 and December 31, 2010, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 10.  BUSINESS SEGMENTS

For the nine months ended September 30, 2011,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$8,968,872	$-	$-	$8,968,872
Operating loss	(614,467)	(69,593)	(210,322)	(689,392)	(1,583,774)
Depreciation and amortization	528,904	177,355	23,817	-	730,076
Capital expenditures	16,819	210,663	64,498	-	291,980
Total assets	17,658,413	9,406,260	3,023,590	211,351	30,299,614

For the three months ended September 30, 2011,

			Corporate &	Consolidated
Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$2,245,534	$-	$-	$2,245,534
Operating loss	(232,140)	(200,514)	(59,448)	(173,894)	(665,996)
Depreciation and amortization	175,917	60,083	8,037	-	244,037
Capital expenditures	1,385	188,073	11,285	-	200,743
Total assets	17,658,413	9,406,260	3,023,590	211,351	30,299,614

For the nine months ended September 30, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$6,114,900	$43,800	$-	$6,158,700
Operating loss	(252,365)	(580,708)	(158,302)	(1,167,634)	(2,159,009)
Depreciation and amortization	438,893	229,028	20,899		688,820
Capital expenditures	1,036,008	76,663	233,537	-	1,346,208
Total assets	20,411,024	15,577,049	550,607	328,085	36,866,765

For the three months ended September 30, 2010,

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$3,582,622	$113	$-	$3,582,735
Operating loss	186,172	(97,911)	(75,153)	(258,240)	(245,132)
Depreciation and amortization	168,094	55,443	7,122		230,659
Capital expenditures	(18,471)	53,209	139,444		174,182
Total assets	20,411,024	15,577,049	550,607	328,085	36,866,765

NOTE 11. CONCENTRATIONS

For the nine months ended September 30, 2011, two major customers accounted for approximately 23% and 13% of total sales separately.

For the nine months ended September 30, 2010, two major customers accounted for approximately 55%, and 14% of total sales separately.

For the nine months ended September 30, 2011, 24% of sales were made to customers in North America and 75% of sales were made to customers in Asia.

For the nine months ended September 30, 2010, 64% of sales were made to customers in North America and 34% of sales were made to customers in Asia.

For the three months ended September 30, 2011, four major customers accounted for approximately 20%, 16%, 14% and 10% of total sales, respectively.

For the three months ended September 30, 2010, one major customer accounted for approximately 81% of total sales separately.

For the three months ended September 30, 2011, 18% of sales were made to customers in North America and 82% of sales were made to customers in Asia.

For the three months ended September 30, 2010, 90% of sales were made to customers in North America and 9% of sales were made to customers in Asia.

NOTE 12.  FORMATION OF FULLY OWNED NEW SUBSIDIARY

On June 20, 2011, the Board of Directors approved the formation of a fully owned subsidiary in Hefei, Anhui province in China with registered capital of 10 million RMB (approximately $1.5 million), to facilitate the solar panel installation project and the sale of solar panels the company purchased from EPV. On June 22, 2011, the capital inspection report was completed and the formation of the subsidiary was approved by local authorities on June 28, 2011, and the business license was obtained on the same date. As of the date this 10Q is filed, no sales of the Hefei subsidiary were made.

NOTE 13.  SUBSEQUENT EVENTS

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

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January, 2013 for mining activities at our Dashuigou property, through May 2013 for mining activities at our Majiagou property, and through January 2013. for exploration activities at our Dashuigou property, subject to potential renewal thereafter.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2012, we plan to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou and Majiagou projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships with over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou projects at a significant discount to prevailing market price.

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

Critical Accounting Policies, Estimates and Assumptions

During the nine months ended September 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on form 10-K for the year ended December 31, 2010 filed with the SEC on April 8, 2011, as amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on May 2, 2011.

Results of Operations
Three Months Ended September 30, 2011 and compared to the three months ended September 30, 2010

Sales

Sales for the three months ended September 30, 2011 were $2,245,534, compared to the sales of $3,582,735 in the same period in 2010, a decrease of $1,337,201 or approximately 37.3%. Decrease in  sale was primarily contributed to softening of demand. Another reason was the increase in cost of materials and the company’s inability to pass on the cost to our customers Shipping more product would have a negative impact on our profit margin. As such, the company has been in the process of re-negotiating the existing contracts with our customers with the goal to adjust pricing in the future.

Cost of sales

Cost of sales for the three months ended September 30, 2011 was $1,920,272, compared to the cost of sales of $2,577,786 for the three months ended eptember 30, 2010 representing a decrease of $657,514 or 25.5%.  This decrease results primarily from the decrease in sales.

Gross profit

Gross profit for the three months ended September 30, 2011 was $325,262, compared to the gross profit of $1,004,949 for the period ended September 30, 2010.   The gross profit margin for the three months ended September 30, 2011 was 14.5% compared to 28.1% in the same period of 2010.  The decrease in gross profit margin primarily resulted from the increase in the cost of materials and the Company’s inability to pass on the cost to its customers.

Selling expense

For the three months ended September 30, 2011, selling expenses were $71,805 compared to $73,737 for the same period ended September 30, 2010, representing a decrease of 2.6%.  This decrease was primarily due to exchange rate changes in the quarter.

General and administrative expenses

We incurred general and administrative expenses of $835,272 for the three months ended September 30, 2011, compared to that of $862,246 in the same period of 2010, representing a decrease of approximately 3.1%. For the three months ended September 30, 2011 and 2010, costs for stock based compensation and stock issued for services were $160,866 and $52,850, respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $674,406 for the three months ended September 30, 2011, as compared to expenses of $809,396 for the same period of 2010, representing a decrease of 16.7%. Since the beginning of the year, management has committed effort to tighten cost control, the result of the past quarter shows that the effort has been successful.

Research and development expenses

For the three months ended September 30, 2011, we incurred research and development expenses of $84,181, compared to $314,098 for the three months ended September 30, 2010. This represents a decrease of approximately 73.2%. The decrease in spending on research and development expenses was due to the fact that most of the research work on new materials was completed in the fiscal year of 2010.

Net income/loss

For the three months ended September 30, 2011 we had a net income of $206,357, compared to net loss of $ 536,513 for the three months ended September 30, 2010. The primary reasons for the turning around from net loss to net income for the three months ended September 30, 2011was the gain from investment in joint venture, which was $1,205,110, which was significant enough to compensate the decrease in sales and the increase of general and administrative expenses.

Other

For the three months ended September 30, 2011 we incurred an equity loss of Joint Venture of $141,078, interest expenses of $56,946, loss on sale of asset of $132,398 and provision for income taxes of $2,335.  For the three months ended September 30, 2010, we had equity in loss of Joint Venture of $223,025 and no provision of income tax and interest expense of $68,356.

Nine Months Ended September 30, 2011 and compared to the nine months ended September 30, 2010

Sales

Sales for the nine months ended JSeptember 30, 2011 were $ 8,968,872, compared to the sales of $6,158,700 in the same period in 2010, an increase of $ 2,810,172 or approximately 45.6%. The increase was primarily due to increase in sales of Indium. Sales to the North American market increased significantly due to strong demand during the fist six months.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 was $7,518,345, compared to the cost of sales of $4,675,245 for the nine months ended September 30, 2010 representing an increase of $2,843,100 or 60.8%.  This increase results primarily from the increase in sales and was in line with the increase in sales.

Gross profit

Gross profit for the nine months ended September 30, 2011 was $ 1,450,527, compared to the gross profit of $1,483,455 for the period ended September 30, 2010. The gross profit margin for the nine months ended September 30, 2011 was 16.17% compared to 24.09% in the same period of 2010.  The decrease in gross profit margin primarily resulted from higher costs of raw materials during the first quarter of 2011 and the company could not pass on to its customers. The company experienced gross profit margin improvement in the second quarter as the Company sourced raw materials from new channels and began to sell products with higher profit margin. However, the trend reversed in the third quarter and the company experienced the same difficulties as it had during the first quarter.

Selling expense

For the nine months ended September 30, 2011, selling expenses were $247,008 compared to $190,074 for the same period ended September 30, 2010, representing an increase of approximately 30.0%.  This increase was primarily due increase of sales and our effort to explore and develop new markets.

General and administrative expenses

We incurred general and administrative expenses of $2,412,540 for the nine months ended September 30, 2011, compared to that of $2,785,182 in the same period of 2010, representing a decrease of approximately 13.4%. For the nine months ended September 30, 2011 and 2010, costs for stock based compensation and stock issued for services were $482,594 and $490,810 respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $1,929,946 for the nine months ended September 30, 2011, as compared to expenses of $2,294,372 for the same period of 2010, representing a decrease of 15.9% which was primarily due to effectivebudget controls.

Research and development expenses

For the nine months ended September 30, 2011, we incurred research and development expenses of $374,753, compared to $667,208 for the nine months ended September 30, 2010. This represents a decrease of approximately 43.8%. The decrease in spending on research and development expenses was due to the fact that most of the research work on new materials was completed in the fiscal year of 2010.

Net income/loss

For the nine months ended September 30, 2011 we had a net loss of $145,434, compared to net loss of $2,633,826 for the nine months ended September 30, 2010. The primary reasons for the decrease in net loss for the six months ended September 30, 2011was increase in sales and the reduction of general and administrative expenses plus interest income of prior year’s loan to related parties, and a gain from investment in joint venture of $1,205,110.

Other

For the nine months ended September 30, 2011 we incurred an equity loss of Joint Venture of $388,671, interest income of $837,359, net of interest expense of $206,503, loss on sale of asset of $132,398 and provision for income taxes credit of $123,443.  For the nine months ended September 30, 2010, we had loss of equity in Joint Venture of $223,025 and no provision for income tax and interest expense of $251,792.

Liquidity and Capital Resources

Net cash provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $72,557 compared to net cash provided of $258,013 in the same period in 2010. Cash provided by operating activities was accounted for by an increase in accounts receivable of $219,396, a decrease in inventory of $ 3,109,783, an increase in prepaid expenses of $1,227,911, a decrease in the trade payable of $201,883, and a decrease in the account payable- construction of $1,176,804, and an increase in accrued expenses of $516,616.

For the nine months ended September 30, 2010, cash provided by operating activities was contributed to an increase in accounts receivable of $350,994, a decrease in inventory $1,472,889, an increase in prepaid expenses of $234,968, an increase in trade payable of $164,451, a decrease in account payable- construction of $265,401, and an increase in accrued expenses of $730,207.

Net cash provided by (used in) investing activities.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $477,642 and cash used in investing activities for the same period in 2010 was $1,353,554. Cash was generated for the nine months ended September 2011 which primarily resulted from the proceeds from sale of assets and less capital expenditure on the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2010 was $1,353,554.  For the nine months ended September 30, 2010, the cash used in investing activities primarily consisted of the purchase of property and equipment of $1,346,208.

Net cash (used in)/provided by financing activities.

Net cash used in financing activities for the nine months ended September 30, 2011 was $2,553,262, representing a payment to shareholder of $1,673,789, advance from a related party of $237,413 and payment with respect to a short-term loan of $1,152,886.  Net cash provided by financing activities for the nine months ended September 30, 2010 was $2,870,691, consisting of $1,469,160 cash inflow from short-term bank loans, $2,000,000 net cash inflow from shareholders’ loans and payment to related party of $577,992, and a payment to a shareholder of $20,477.

As of September 30, 2011, the company had a balance of cash and cash equivalent of $639,399, compared to that of $2,349,519 at the end of the third quarter in 2010.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

 FORMATION OF FULLY OWNED NEW SUBSIDIARY

On June 20, 2011, the Board of Directors approved the formation of a fully owned subsidiary in Hefei, Anhui province with registered capital of 10 million RMB (approximately $1.5 million), to facilitate the solar panel installation project and the sale of solar panels the company purchased from EPV. On June 22, 2011, the capital inspection report was completed and the formation of the subsidiary was approved by local authorities on June 28, 2011, and the business license was obtained on the same date. As of the date this 10Q is filed, no sales of the Hefei subsidiary were made.

Contractual obligations

Our contractual commitments and obligations as of September 30, 2011 was $4,000,451, all of which will be matured within 12 months.

Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 22.8%, from 1:8.27 on July 21, 2005 to 1:6.8270 on December 31, 2009, 1:6.6023 on December 31, 2010 and 1:6.3843 on September 30, 2011. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.3483 and 6.8066 for the nine months ended September 30, 2011 and 2010 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January, 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 22% appreciation of the RMB against the U.S. dollar from July 21, 2005 to September 30, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuation of the exchange rate of RMB against the U.S. dollar. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the dollar could negatively impact our results of operations.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Index to Exhibits

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No	Exhibit Title	Herewith	Form	No.	No.	Date
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.ins	XBRL Instance	X

101.xsd	XBRL Schema	X

101.cal	XBRL Calculation	X

101.def	XBRL Definition	X

101.lab	XBRL Label	X

101.pre	XBRL Presentation	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: December 14, 2011	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: December 14, 2011	By: /s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer