Form 10-K
period 2011-12-31
APOLLO SOLAR ENERGY, INC.
filed 2012-05-16
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2011

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

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer    ☐         Accelerated filer ☐
Non-accelerated filer      ☐     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $20,336,701 based on the closing price of the registrant’s common stock on the OTC Bulletin Board of $1.90 per share.

There were 51,795,961 shares of common stock outstanding as of May 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on our Company’s business. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Vulnerability of our Company’s business to general economic downturns;

•	Fluctuation and unpredictability of costs related to the precious metals and other commodities used to make our products;

•	Changes in the laws of the People’s Republic of China, or the PRC, that affect our operations;

•	Competition from our competitors;

•	Any recurrence of earthquakes in the areas where we operate;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	Fluctuation of the foreign currency exchange rate between U.S. Dollars and Renminbi, or RMB, the lawful currency of China; and

•
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

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2012, we plan to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou and Majiagou projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.  Currently, we are able to procure raw materials from the Dashuigou and Majiagou projects at a significant discount to prevailing market price.

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

The agreements between the VIE and our other affiliated entities or persons are summarized below:

•
First Option Exclusive Acquiring Agreement among Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which grants to our wholly-owned subsidiary a first option to purchase the Mining Business at such time as the purchase becomes advisable, permissible and in our best interest.

•
Exclusive Sales Agreement between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which grant to our wholly-owned subsidiary the exclusive right to buy all of the output of the Mining Business.

•
Business Operation Agreement among Sichuan Xinlong Tellurium Industry & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Co., Ltd., Renyi Hou and Ling Yong, which imposes certain restrictions and obligations on the VIE and certain of its shareholders to support the VIE arrangement, including refraining from competing with our business and modifying the business operations of the VIE without the prior consent of our wholly-owned subsidiary.

•
Exclusive Technical and Consulting Agreement between Sichuan Xinlong Tellurium Industry & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Co., Ltd., which requires the VIE to provide certain technical and consulting services exclusively to our wholly-owned subsidiary in connection with the Mining Business.  Our wholly-owned subsidiary agrees to provide up to $6.0 million in investing funding to the VIE in connection with its operation of the Mining Business, on such terms as the parties shall agree from time to time.

Renewable Energy Industry

The demand for electricity is steadily increasing as the worldwide economy continues to grow. Global electric power generation is expected to reach 25,000 terawatt hours, or TWh, annually by 2020, according to the Energy Information Administration, or the EIA, of the United States government, up from 17,000 TWh in 2005. According to a study by the European Commission, the market volume of electricity is expected to increase to approximately $75 billion by the end of 2013.

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

In an overview of PV market potential, ECN Solar Energy reported in 2008 that the PV sector has grown at a rate of 25% per annum over the preceding two decades and at a rate of 45% per annum over the preceding five years. According to Photon Consulting, a global solar energy research firm, the PV market is expected to grow at approximately this rate for the next several years.  The current installed worldwide PV-power generation capacity (that is, the number of installed modules multiplied by their average power rating), is still relatively marginal, representing slightly more than 8 gigawatts in 2006. Although this corresponds to only 0.06% of global electricity consumption, a 2007 report by Photon Consulting suggests that mass substitution by PV modules has begun. In particular, the report predicts that by 2013, PV will represent 12% to 17% of the annual additions of electricity generating capacity and that in selected countries the annual solar capacity additions will exceed those of coal and nuclear energy.

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

·•
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

•
 Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2011. We are seeking to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, we entered into 6N sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GmbH, during the last several years. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also entered into a long-term supply contract with First Solar in November 2010. We plan to seek to strengthen our relationships with existing customers. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

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

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2011, approximately 45% of our sales were to three customers:  Zhuzhou Jingchang Technology (20%), Redlen Technology (13%) and First Solar (12%). We still expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

In 2011, 72.3 % of our sales were made to customers in Asia, 27% of our sales were made to customers in North America and 0.7% of our sales were made to customers in the rest of the world. In 2010, 31.7% of our sales were made to customers in Asia and 66.8% of our sales were made to customers in North America. Our contracts with major customers are non-cancelable and provide for minimum levels of product sales for the duration of the contract (typically 6 to 12 months) with the potential for higher sales levels depending on such factors as rising market prices, customer’s needs, our available capacity and/or our ability to reach agreement on key terms. Our standard terms for customers require payment 30 days after delivery, although new customers are required to pay on delivery, and some special customers (such as research institutions) are granted 90 to 120 days to make payment due to the complexity of their internal approval procedures.  Customers with such extended payment terms represent less than five percent of our sales volume.

Our Customer Supply Agreements

In general, we enter into monthly or semi-annual contracts with customers, most of which are domestic.

We negotiated a five year supply agreement with First Solar in November 2010, and First Solar placed with us a long term purchase order for high purity Te in 2010. In 2011, the price of raw materials of Te increased and, since the output from our own mine is limited, we were not able to pass on the increase in cost to our customers. For that reason, by mutual agreement, the long term purchase order between the Company and First Solar was cancelled in the first quarter of 2012.

We also entered into an agreement in 2008 to appoint CERAC, Inc. as the exclusive distributor to sell our products in North America, excluding sales to First Solar. According to CERAC, however, certain potential North American customers have experienced delays in the development of CdTe based thin film PV panels, which has reduced potential demand for our products in North American. We believe that this softening of demand may last for another year or so into mid 2013.

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

•
Key Supplier in the Fast-Growing CdTe PV Industry . We are one of the key suppliers of Te to the PV industry. A significant increase in CdTe-based PV production capacity is expected over the next few years and we believe that we are well positioned to be an active participant in the growth of the industry.

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

Sales and Marketing

We market and sell our products primarily through our direct sales force to customers in North America, Japan, the rest of Asia, and Europe. Our sales team consists of eight in-house sales managers and one sales director.  Our direct sales force includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in photovoltaics and the various applications in which our products are used.  Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the compound through manufacturing and processing to the customer’s exact specifications. We have also appointed CERAC, Inc. to be our exclusive distributor for the North American market, excluding sales to First Solar. However, with the softening of demand as delays from new producers occurred, the contribution from this agreement may not be as high as expected.

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

As of December 31, 2011, our research and development team consists of 40 full-time employees, which are broken down into four groups:

•	Mineral resources prospecting and development, 22 engineers;

•	Mineral processing, metallurgy, new materials, 6 engineers;

•	New energy development, 8 engineers; and

•	Geologists, 4.

Additionally, we have strategic research and development collaborations with various universities including Sichuan University, Chengdu Electronic Engineering University, Chengdu Polytechnic University, Shanghai Technical Physics Institute and China Nonferrous Metal Research Institute.

On March 16, 2010, we entered into a Joint Research Agreement, or the NJIT Agreement, with the New Jersey Institute of Technology, or NJIT, pursuant to which we agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000 over a three-year period.  Under the terms of the Agreement, NJIT agreed to provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology and deliver to us bi-annual reports regarding such projects during the term of the relationship.  NJIT granted to us an exclusive option and right of first refusal to receive a royalty-bearing license to any intellectual property rights that NJIT may have related to such projects, which license will be on commercially reasonable terms, as negotiated in good faith by the parties.  NJIT also granted to us a right of first refusal to enter into negotiations with NJIT regarding the creation of a separate business entity for the purpose of commercializing any intellectual property resulting from such projects. As of December 31, 2011, the Company had paid US$500,000 in sponsorship fund to NJIT. $500,000 and $375,000 were recorded as Research & Development cost for the years ended December 31, 2011and 2010, respectively in connection with this agreement.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2011, we held ten Chinese patents with respect to our proprietary refining techniques and had an additional three patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending. In 2010, the Company transferred three patents to the Joint Venture with an approximate appraised value of RMB13,781,300.

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

We have obtained the land use permit and the water and soil preservation permit for the Dashuigou and Majiagou mines. We also received ISO 9001:2008 and GB/T19001-2008 certificates which are valid from December, 2011 until December, 2014. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

Income Tax

The corporate income tax rate applicable to all companies organized in the PRC, including both domestic companies and foreign-invested companies, is 25%.  On July 16, 2009, one of our wholly owned subsidiary, Sichuan Xinlong received PRC government approval on the High-Tech Enterprise Certificate which allowed us to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011. The Company is in the process of applying to renew this certificate for 2012 and the following years.

Employees

We employ 150 people. Of our employees, 87 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	62
Research and Development	40
Administration	32
Sales and Marketing	10
Senior Management	6

Total	150

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

We have accumulated significant net losses from our inception through December 31, 2011 and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

Resources and reserves are non-renewable and the exploration of new potential resources is crucial to a mining enterprise. Exploration of mineral resources is speculative in nature, so substantial expenses may be incurred from initial drilling to production. As tellurium is the ninth rarest element on earth and the Dashuigou and Majiagou tellurium mines are the only two tellurium mines known to date, there is also no assurance that exploration can lead to the discovery of new mines or economically feasible reserves. Although the exploration is not the main business of the Company, we expect to continue to search for new tellurium mines. If the Company fails to replenish its mineral resource levels in existing or new mining areas, the Company may not be able to maintain the current production level after the remaining usable life of the existing mining areas.

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

Access to our markets may be subject to ongoing interruptions and trade barriers due to political interference, tariffs imposed by of individual countries, and the actions of certain interest groups to restrict the import of our commodities. Although there are currently no significant trade barriers existing or impending of which we are aware that do, or could, materially affect our access to certain markets, there can be no assurance that our access to these markets will not be restricted in the future.

We may not be able to renew the current license period of mining rights.

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company has, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou mines with a validity period of 6 years (with an initial expiration date in January 2013) and may apply to the relevant authorities for extension.  The Company will not be able to exploit the entire mineral resources of the mines during the license period. If the Company fails to renew its mining rights upon expiration of the initial license, or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company will be adversely affected.

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

The loss of, or a decrease in the amount of business from, our major customers or any default in payment on their part could significantly reduce our net sales and harm our operating results.

In 2011, approximately 45 % of our sales were to three customers. In 2010, our top three customers accounted for 75% of our revenue.  In 2009, approximately 90% of sales were to two customers, First Solar and Shaoshan Metals. We have been committing tremendous effort to expanding our customer list, and our results in 2011 reflected a certain level of success. However, the loss of, or a decrease in the amount of business from, one of these customers, or any default in payment on their part, could still significantly reduce our net sales and harm our operating results. For example, in 2011, we found our relationship with First Solar to be economically unfavorable and, by mutual agreement, terminated the relationship in the first quarter of 2012, after sales to First Solar diminished significantly in 2011.

We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. We therefore expect that our dependence on our major customers will continue during most of 2012, at which point we intend to further reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well supply the needs of companies active in the medical imaging market.

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

•	fluctuations in capital expenditures by end-users of PV modules, which tend to decrease when the economy slows and interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividend payments from our indirect wholly owned subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment .” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we, or any of our direct or indirect subsidiaries, is unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 22% appreciation of the RMB against the U.S. dollar from December 31, 2005 to December 31, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Certain persons that are our officers, directors and affiliates of the Company and affiliates beneficially own approximately 83% of our Common Stock.  As a result, these persons are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  The interests of these officers, directors and affiliates may differ from the interests of our other stockholders. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock, which can in turn affect the market price of our Common Stock.

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

Our Common Stock is quoted on the OYC Bulletin Board, or the OTCBB. However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). Investors may not be able to sell their shares due to the absence of a trading market. Furthermore, the concentration of ownership of our Common Stock within the management group reduces the public float and liquidity of our Common Stock, which can in turn affect the market price of our Common Stock.

 Our common stock is currently classified as a “penny stock” under SEC rules, which may make it difficult for our shareholders to resell their shares of our common stock.

The Rules of the Securities and Exchange Commission classify as a “penny stock” any security that does not trade on a national securities exchange (e.g. NYSE, NYSE Amex, NASDAQ, etc., but not including the OTC Bulletin Board or the Pink Sheets) if the market price of the security is less than $5.00 per share.  SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.”  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  For this reason and because penny stocks are generally considered to be more risky than non-penny stocks, many brokers will not recommend the purchase of penny stock by their customers.

Our common stock is not be listed on a national securities exchange, and is currently priced below $5.00, as a result of which our common stock is currently classified as a penny stock.  The holders of our common stock may experience greater difficulties in attempting to sell the stock, due to the limited market for penny stock. In addition, because the penny stock classification reduces the liquidity of a security, the classification may have a negative effect on the market price of our common stock, such that our shareholders may not be able to obtain a satisfactory sale price.

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

Mineral Rights Controlled by Sichuan Apollo
Project	Permit Name	Permit Type	Number	Area (km2)	Elevation Range (m)	Term
Dashuigou	Dashuigou Te-Bi-S-Fe Mine	Mining	5100000730004	0.08	1,440 – 1,705	Jan. 2007 – Jan. 2013

	Dashuigou Te-Bi-Pb-Zn-Mable Exploration	Exploration	T51120080403005938	6.29	n/a	April 2011 – June 2013

Majiagou	Majiagou Te-Bi Mine	Mining	5100000510226	0.0568	1,540 – 1,640	May 2005 – May 2103

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

Electricity is not currently connected to the Dashuigou and Majiagou projects but is instead currently generated by diesel motors; however, Shimian County has abundant hydroelectric power and there is a 35kV electricity transmission line crossing the project area and power supply for mining operation can be easily established at a reasonable cost.  Exploration and mine development work as well as mining operations are currently carried out by mining contractors using labor-intensive manual methods, and mineralized material produced from the projects is hauled to the company's flotation mill for processing, which is located approximately 30 kilometers (80 kilometers by road) north of the projects, by contractor using 20- to 30-tonne haul trucks. The hauling cost is currently a significant portion of the operation’s cost because of the long hauling distance. The current flotation mill, which has a designed production capacity of 50 tonnes per day for processing copper mineralized material, is not fully functional because it was not completely refurbished for processing the Dashuigou and Majiagou tellurium mineralized material after its purchase in 2000.  While the current flotation mill has a production capacity of 25 to 30 tonnes per day, the Company believes that the mill satisfies its current needs for processing and produces acceptable tellurium concentrates at acceptable concentrating recoveries.

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

Market Prices for Tellurium

The average price for industry grade tellurium with a purity of at least 99.95% increased dramatically from US$13 per kilogram in 2004 to US$215 per kilogram in 2008. Although there is insufficient public information, prices for high-purity tellurium of 99.999% to 99.99999% (or 5N to 7N) Te are considerably higher than the price of industrial grade tellurium. For example, the price for industry grade tellurium with a purity of 5N was US$274 per kilogram in 2010, 6N was US$485 per kilogram in 2010 and 7N was US$512 per kilogram in 2010. The average price for industry grade tellurium with a purity of 5N was US$260 and 6N increased to $568 per kilogram in 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any potential or threatened material litigation, or any asserted claims that may result in material litigation or other legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the OTCBB under the symbol “ASOE”. We have 51,795,961 issued and outstanding shares of common stock and 556 common stock holders of record.

	Common Stock Price
	(Over-the-Counter
	Bulletin Board)
	High	Low

Fiscal Year Ending December 31, 2011
Fourth Quarter	$0.75	$0.15
Third Quarter	$1.90	$0.50
Second Quarter	$2.70	$1.50
First Quarter	$3.92	$2.30
Fiscal Year Ending December 31, 2010
Fourth Quarter	$4.02	$3.02
Third Quarter	$4.20	$2.00
Second Quarter	$4.20	$3.00
First Quarter	$5.00	$3.30

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the fourth quarter of 2011.

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

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K. See Item 1A: “Risk Factors.”

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. On an ongoing basis, we evaluate our estimates, including those related to, bad debts, inventories, fixed assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In our preparation of the consolidated financial statements for 2011 there were five estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:

•
Our determination of the appropriate allowance for doubtful accounts, as disclosed in Note 2 to our Financial Statements. We based the determination on our assessment of the financial condition of our customers, their payment history, and their business prospects.

•
Our determination to record our inventories at cost, as disclosed in Note 3 to our Financial Statements.  We based the determination on our expectation that we will be able to liquidate our inventories at prices (net of selling expenses) in excess of cost.

•
Our determinations of the useful life of our property and equipment, as disclosed in Note 4 to our Financial Statements. We based the determination on our assessment that the anticipated discounted cash flows from the business segment with which the property and equipment is associated exceed the book value of our property and equipment.

•
Our determination of the fair value of our investment in the joint venture, as discussed in Note 7 to our Financial Statements. The determination was based on the appraised value of the assets in the joint venture and on our assessment of the anticipated discounted cash flows from the joint venture.

•
Our determination to record a 100% valuation allowance for our deferred tax assets, as disclosed in Note 15 to our Financial Statements. The determination was based on our lack of assurance as to whether we will realize taxable income in the future against which the deferred tax assets can be applied.

Results of Operations

Years Ended December 31, 2011 and 2010

Net sales

Net sales for the year ended December 31, 2011 were $10,369,260, compared to the net sales of $9,594,382 for the year ended December 31, 2010. This increase of 8% was primarily attributable to our successful sales and marketing campaigns. We received more orders from new customers in 2011, as demonstrated in the following table:

	2011	2010
New Customers	$3,110,778	$1,918,876
Repeat Customers	7,258,482	7,675,506
	$10,369,260	$9,594,382

 Gross profit

Despite the 8% increase in sales, our gross profit fell slightly. Gross profit for the year ended December 31, 2011 was $1,484,893, compared to the gross profit of $1,485,896 for the year ended December 31, 2010. This represented a decrease of 0.1%, from the same period in 2010.

The reason for the decline in gross profit was a reduction in gross profit margin for the year ended December 31, 2011 to 14.3%, compared to that of 15% for the year ended December 31, 2010. This occurred because our cost of goods sold increase by 9.6%, exceeding the 8% increase in sales. Two primary factors contributed to the decrease in gross profit margin. First, labor costs increased in 2011 and on into 2012. But, more significantly, we experienced an increase in the price of most of the material we purchased from third party suppliers worldwide, especially that of tellurium. The world market price of tellurium feedstock increased more than 5% in 2011 over the price in 2010. We were not able to pass through the increase in cost to our customers. As a significant amount of our revenue was generated from the sale of high purity tellurium, our margin was impacted adversely. We expect this situation to improve during the second half of 2012 as we increase our internal tellurium production and decrease our purchases of tellurium from third parties.

Selling expenses

For the year ended December 31, 2011, selling expenses were $369,092, compared to $252,748 for the year ended December 31, 2010 representing a 46% increase.   The increase in selling expenses reflected our efforts to expand our customer list, and included increases in  domestic and international travel, lodging and entertainment expenses.

General and administrative expenses

We incurred general and administrative expenses of $4,434,638 for the year ended December 31, 2011, as compared to expenses of $6,971,192 for the year ended December 31, 2010, representing a decrease of 36.4%. This decrease was primarily due to significant decrease in our stock based compensation expenses.

In 2011 costs for stock based compensation and stock issued for services were $594,588 and $305,200, respectively. In 2010 stock based compensation expense and cost for stock issued for services were $3,348,773 and $246,446, respectively. Excluding stock based compensation expense, we incurred other general and administrative expenses of $3,543,850 for the year ended December 31, 2011, as compared to expenses of $3,375,973 for the year ended December 31, 2010, representing an increase of 4.7% which was primarily due to the overall inflationary environment in China.

Research and development expenses

For the year ended December 31, 2011, we incurred research and development expenses of $934,583, representing a increase of 44.7% from the research and development expenses of $646,086 that we incurred for the year ended December 31, 2010. Most of the increase was related to the NJIT project and research efforts spent in new metal products. We are committed to the improvement of product quality and the development of new products.

Gain from Investment in Joint Venture; Loss on equity of Joint Venture

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% interest for the contribution of certain assets with a fair value of RMB49,980,000 ($7,735,046) and debt of RMB37,170,000 ($5,752,534).  Accounting standards require that we report a gain on the difference between the initial cost of the investment and our proportionate share of the Joint Venture fair value of its net equity. Accordingly, we recorded a gain of $730,572 during the year ended December 31, 2010.

Because we hold a minority interest in the Joint Venture, we record our share of the Joint Venture’s profits and losses on the equity basis. For the year ended December 31, 2011, we incurred a loss of $80,058 on equity of Joint Venture – COE Apollo, representing 35% of the net loss for the year incurred by that entity. During 2010 our share of its net loss was $348,285.

Interest expense

For the year ended December 31, 2011 and 2010, we incurred interest expenses of $272,619 and $196,589 respectively, representing an increase of 38.7%. The increase primarily results from the increase of bank loans throughout 2010.

Provision for income tax

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Operating loss can be carried forward for five years in China and, subject to certain restrictions, 20 years in the U.S. The Company’s subsidiary, Xinlong, is classified as high-tech company and paid income tax at 15% in China for the years ended December 31, 2011 and 2010.

Provision for income tax for the year ended December 31, 2011 was $0 in tax credit, compared to $368,387 in tax credit for the year ended December 31, 2010.

 Net loss

For the year ended December 31, 2011 we had a net loss of $3,768,738, compared to a net loss of $5,830,045 for the year ended December 31, 2010. Our expectation is that we will continue to incur losses until we are able to source most of our Tellurium from our own mines.

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010

Net cash used in operating activities	$(112,367)	$(1,034,816)
Net cash provided by (used in) investing activities	559,218	(1,643,403)
Net cash provided by (used in) financing activities	(2,781,708)	4, 469,758
Effect of exchange rate changes on cash	22,452	376,861
Net increase (decrease) in cash	$(2,312,405)	$2,168,400
Cash at beginning of year	2,676,176	507,776
Cash at end of year	$363,771	$2,676,176

Net cash used in operating activities.

Net cash used in operating activities for the year ended December 31, 2011 was $112, 367, compared to $1,034,816 used in the year ended December 31, 2010.  The primary reason for the improvement in our net cash flow from operations was the reduction of $2,990,194 in our inventory balance. In addition, we increased our accrued expenses by $1,506,748, which offset the $1,448,943 in cash that we used to satisfy accounts payable for construction.

Net cash provided by (used in) investing activities.

Our investing activities for the year ended December 31, 2011 provided $559,218 in cash.  We realized $814,967 from the sale of buildings and equipment which we used before we moved into our current facility in 2009.  The cash from that sale offset the $255,749 that we spent on property and equipment in 2011. In 2010, our investing activities used $1,643,403 in cash, primary due to the $1,373,374 that we spent on the battery panels.

Net cash provided by (used in) financing activities.

Net cash used in financing activities for the year ended December 31, 2011 was $2,781,708, as we reduced the balance of our short-term loans by $1,159,168 and the balance of our shareholder loan by $1,639,727. In 2010, in contrast, we increased our short term loans by $1,462,731 and increased our loans from shareholders by $3,627,005. As a result, financing activities provided $4,469,758 in cash during 2010.

Working capital

 The Company has a working capital deficit of $2,402,548 at December 31, 2011.  This represented an atrophy of $1,428,275 from the $3,830,823 in working capital that it showed at December 31, 2010. The primary reason for the atrophy of working capital was the $3,768,738 loss that we incurred in 2011.  In addition, during 2011 we accepted 2,418,923 shares of our common stock from Renyi Hou, our prior CEO, in satisfaction of a debt of $4,379,411 owed by Mr. Hou’s affiliate to the Company, thereby eliminating that amount from our current assets.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2011:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Loans from shareholders and related party	$214,213	$214,213	$-	$-	$-
Short-term loan	$4,050,374	$4,050,374	$-	-	-
	$4,264,587	$4,264,587	$-	$-	$-

 Seasonality

Our business is not cyclical and does not have a clear pattern of seasonality.

Impact of Recent Currency Exchange Rate Increases

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 20.176% from 1:8.27 on July 21, 2005 to 1:6.6023 on December 31, 2010 and 1:6.30559 on December 31, 2011. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.4615 for 2011 and 6.7682 for 2010. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth at the end of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The following sets forth our current directors and information concerning their age and background:

Name	Age	Position with the Company	Director Since
Jingong Pan	47	Chairman and Chief Executive Officer	2010

Renyi Hou	55	Director	2008

Hongwei Ke	51	Director	2008

Kang Sun	56	Director	2008

Zhimin Cao	54	Director	2008

Elliot Maza	55	Director	2009

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

 Dr. Jingong Pan has been Chief Executive Officer and Chairman of the Board since November, 2010 and a director and Vice President of the Company since March 17, 2010.  Dr. Pan is currently an Adjunct Professor at the New Jersey Institute of Technology.  From 2000 to 2002, Dr. Pan served as a General Manager of Flaming Sun (USA) Corp., and from 1997 to 2000, he served as Vice President of the Bank of China Group.  Dr. Pan received a Bachelor of Science degree from the Harbin Institute of Technology, Masters degrees from the Harbin Institute of Technology and the New Jersey Institute of Technology, and a Ph.D. from the New Jersey Institute of Technology.  Dr. Pan has been appointed to the Board to provide his expertise in the management of high tech enterprises.

Renyi Hou has been a director since 2006. Mr. Hou was our Chief Executive Officer and Chairman of the Board from October, 2008 through November, 2010.  From June, 2006 to the present date, Mr. Hou served as Chairman and Chief Executive Officer of our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd.   In 1986, Mr. Hou created the first privately-run iron enterprise in Chengdu, Sichuan. He then entered the mineral and natural resources business in 1998 by establishing the Sichuan Mineral Resources Development Co. Ltd, of which he was Chairman and General Manager.  Mr. Hou received a medical degree from the Chengdu University of Traditional Chinese Medicine, and a Masters of Business from Chengdu Southwest Jiaotong University.  Mr. Hou has been appointed to the Board to provide his insight into the operations and business plan of Sichuan Apollo.

Hongwei Ke has been a director since October, 2008, and has served as the Managing Director of our wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd. since 2006.  From 1999 through 2006, he served as Chairman of Beijing Joinkey Electronics Technology Development Co. Ltd. and as the Chairman and Chief Engineer of Beijing Jiegao Software Co. Ltd. From 1982 to 1999, he held positions with the Bohai Oil Company, Research Institute, Engineer and China National Offshore Oil Corp. (CNOOC) where he was a Senior Engineer and the Deputy Director of the Communication and Computer Center.   Mr. Ke holds a bachelor’s degree in Oil Field Chemistry from Southwest Petroleum University, Department of Petroleum Engineering. Mr. Ke has been appointed to the Board to provide his insight into the operations and business plan of Sichuan Apollo.

Kang Sun has been a director since October 2008.   Since 2008, Dr. Sun has been self-employed as a business consultant. From September 2007 to July 2008, Dr. Sun served as the president and chief operating officer of JA Solar Holdings Co., Ltd., and as their director from January 2007 to July 2008.  Dr. Sun has also served as a director and partner at Index Capital Group, an investment company in the U.S., since 2002.  From 2005 through 2007 Dr. Sun served as a managing director of new business development and chief strategy officer of new business and new product group at Applied Materials Inc., the world's largest manufacturer of semiconductor capital equipment. From 2002 to 2005, Dr. Sun served as vice president of business development of Microfabrica Inc., a U.S. manufacturer of micro devices.  Dr. Sun holds a Ph. D. in Material Science from Brown University, a Master's degree in Chemistry from the University of Georgia and a Bachelor's degree in Chemistry from Nanjing University, China. Dr. Sun has been appointed to the Board to provide his expertise in the management of high tech enterprises.

 Zhimin Cao has been a director since 2008.   From 2000 through the present date, Dr. Cao   has been a professor at the College of Marine Geosciences, Ocean University of China. Dr. Cao’s research is focused on Economic Geology, Geochemistry, Marine Geology, Submarine Resources Exploring Sensor Technology.  From May 2000 to July 2000, Dr. Cao served as a visiting scientist at Colorado State University. Dr. Cao earned his Ph. D. , Master’s and Bachelor’s degree from Chengdu University of Technology, China University of Geosciences and Wuhan University of Geosciences (predecessor of China University of Geosciences), respectively.  Dr. Cao has been appointed to the Board to provide his expertise in geosciences.

Elliot M. Maza has been a director since 2009.   From 2006 through the present date, Mr. Maza has served as Chief Financial Officer of Intellect Neurosciences, Inc. (OTC: ILNS), a development stage biopharmaceutical company. Since 2011 Mr. Maza has also served as CEO and CFO of Biozone Pharmaceuticals, Inc. (OTC: BZNE), and was appointed a director of that company in 2012.  From 2003 to 2006, Mr. Maza was Chief Financial Officer of Emisphere Technologies, Inc., a company specializing in oral drug delivery. From March 1999 to December 2003 Mr. Maza was a partner at Ernst and Young LLP and a Vice President at Goldman Sachs, Inc. and JP Morgan Securities, Inc. From 2004 to 2008, Mr. Maza served on the board of Tapestry Pharmaceuticals, Inc., a listed development stage company focused on developing proprietary therapies for the treatment of cancer. From 1985 to April 1989, Mr. Maza practiced law at Sullivan and Cromwell LLP in New York. Mr. Maza received a B.A. in accounting from Touro College and a J.D. from the University of Pennsylvania Law School. Mr. Maza is a licensed CPA in the State of New Jersey and the State of New York.

Director Independence

The board of directors has determined that Kang Sun, Zhimin Cao and Elliot Maza are each an independent director as defined by the applicable rules of the NYSE Amex.

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

Audit Committee

The current members of our Audit Committee are Messrs. Cao and Maza (Chairman).  Our board of directors has determined that each member of the Audit Committee meets the independence criteria set forth in the SEC rules for audit committee membership.  The board of directors has also determined that at least one member of the audit committee, Mr. Maza qualifies as an “audit committee financial expert” as defined by the applicable rules of the SEC.

Executive Officers

The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position with the Company	Officer Since

Jingong Pan	47	Chairman and Chief Executive Officer	2010

Wilson Liu	43	Chief Financial Officer	2010

Hongwei Ke	51	Chief Operating Officer and Director	2010

Tong Liu	45	Corporate Secretary	2011

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

Hongwei Ke ’s biographical summary is included under “— Directors” above.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, none of Mr. Pan, Mr. Hou, Mr. Ke, Mr. Sun, Mr. Cao, Mr. Maza or Mr. Zhou have filed such reports.

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

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Jingong Pan, our former Chief Executive Officer, Renyi Hou, our Chief Financial Officer, Wilson Liu, and our Chief Operating Officer, Hongwei Ke. There was no other officer of the Company whose salary and bonus for services rendered during the year ended December 31, 2011 exceeded $100,000.

	Fiscal Year	Salary ($)	Option Award ($)	Total ($)

Jingong Pan	2011	73,846	294,178	368,024
	2010	12,117	49,030	61,147

Renyi Hou	2011	-	-	-
	2010	21,256	-	21,256
	2009	21,256	-	21,256

Wilson Liu	2011	-	153,320	153,320
	2010	43,988	50,547	94,535
	2009	-	-	--

Hongwei Ke	2011	55,384	147,089	202,473
	2010	9,088	24,515	33,603
	2009	14,185	-	14,185

Grants of Plan-Based Awards

There were no equity awards made to a named executive officer in fiscal 2011.

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2011.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Wilson Liu	06/04/10	258,333	241,667	$3.45	06/04/20

Jingong Pan	11/08/10	333,333	666,667	$3.50	11/08/20

Hongwei Ke	11/08/10	166,667	333,333	$3.50	11/08/20

Employment Agreements

Effective June 4, 2010, we entered into an employment agreement with Wilson Liu, our Chief Financial Officer.  Pursuant to his employment agreement, Mr. Liu will be entitled to receive an annual base salary of $87,976 for first year, increasing to $105,572 in second year and further increasing to $123,167 in third year and has been granted options to acquire 500,000 shares of the Company’s common stock which will vest in installments over the thirty-six month period of his employment, 200,000 shares for first year and 150,000 shares each in 2nd and 3rd year. The options have an exercise price of $3.45 per share.

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

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors comprised of annual retainers and fees for each meeting attended based on the following schedule:

	Fiscal 2012	Fiscal 2011
Meeting Attendance – In-Person	$500	$500
Retainer Fees
All directors	17,000	17,000
Audit Committee Chairman	10,000	10,000
Audit Committee Member (other than Chairman)	1,500	1,500
Compensation Committee Chairman	2,000	2,000
Compensation Committee (other than Chairman)	1,500	1,500
Nomination and Governance Committee Chairman	2,000	2,000
Nomination and Governance Committee (other than Chairman)	1,500	1,500

Fiscal 2011 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Zhimin Cao	9,286	—	—	9,286
Kang Sun	3,095	—	—	3,095
Elliot Maza	4,643	—	—	4,643

 Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have served as one of our officers or employees. None of our executive officers currently serves, or in fiscal 2011 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2011:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Availabl e for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,080,000	$0.93	810,010
Total	2,080,000	$0.93	810,010

Security Ownership and Certain Beneficial Owners and Managers

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group which beneficially owns more than 5% of such common stock, (ii) each member of our board of directors, (iii) each of our named executive officers and  (iv) all of our executive officers and directors as a group.  In determining beneficial ownership of the Common Stock, the number of shares shown includes all shares of common stock underlying options or warrants exercisable by such person within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percentage of Class
Jingong Pan(2)	1,500,000	2.9%
Renyi Hou(3)	9,841,077	19.0%
Hongwei Ke	890,000	1.7%
Kang Sun(4)	20,000	*
Zhimin Cao(5)	20,000	*
Elliot Maza(6)	20,000	*
Wilson Liu(7)	500,000	1.0%
All officers and directors (8 persons)	12,791,077	24.7%
Huakang Zhou(8)	8,234,075	15.9%
New Greatwall Limited(9)	14,580,475	28.1%
 * Less than 1%

(1)
Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu,Chengdu, People’s Republic of China, 610207.

(2)	Includes options to purchase 1,000,000 shares.

(3)	Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu, 1,600,000 shares owned by Longchou Hou, 1,474,000 shares owned by Qijiu Hou and 1,200,000 shares hold by Yang Yang.

(4)	Represents share of our common stock issuable upon exercise of options held by Mr. Sun that may be exercised within 60 days of April 28, 2011.

(5)	Represents share of our common stock issuable upon exercise of options held by Mr. Cao that may be exercised within 60 days of April 28, 2011.

(6)	Represents share of our common stock issuable upon exercise of options held by Mr. Maza that may be exercised within 60 days of April 28, 2011.

(7)	Includes options to purchase 500,000 shares.

(8)	Includes 1,932,332 shares owned by Xiaojin Wang, 850,000 shares owned by Huaqin Zhou and 1,900,753 shares owned by Ying Wang, as to which Mr. Zhou has voting and dispositional control.

(9)	Includes 404,200 shares owned by Yin Jun, 2,990,000 shares owned by Feng Yuzhu, 500,000 shares owned by Feng Yuxin, and 500,000 shares owned by Dong Xuesong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Transactions

As of December 31, 2010, the Company owed $1,684,010 to our stockholders, Feng Yuliang and Wang Xiaojin, pursuant to the terms of short-term, non-interest bearing loans. The loans were repaid in February and March, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010, by Paritz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2011	2010
Audit Fees (1)	$80,000	$89,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$3,500

Total	$80,000	$93,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Paritz & Company, P.A. in connection with statutory and regulatory filings or engagements.

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

 The audit committee has considered the role of Paritz & Company, P.A. in providing tax services to us and has concluded that such services are compatible with Paritz & Company, P.A. independence as our auditors.

For the fiscal years ended December 31, 2011, and 2010, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

Exhibit			Incorporated by Reference
No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Articles of Incorporation		DEF 14-A	APP. B	000-12122	1/22/2008
3.2	Restated Articles of Incorporation		8-K	3.1	000-12122	10/23/2008
3.3	Bylaws		8-K	3.1	000-12122	2/6/2008
10.1*	Labor Contract, by and between Sichuan Apollo Solar Energy Technology Co. Ltd., and Hongwei Ke, dated June 20, 2006		10-K/A	10.1	000-12122	3/30/2010
10.2	First Option Exclusive Acquiring Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.2	000-12122	4/15/2009
10.3	Business Operations Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.3	000-12122	4/15/2009
10.6	Exclusive Technical and Consulting Agreement, executed on April 10,2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd . and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.4	000-12122	4/15/2009
10.4	Exclusive Sales Agreement, executed on April 10, 2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.5	000-12122	4/15/2009
10.5	Entrusted Management Agreement, dated as of October 20, 2008, by and among Renyi Hou, Liu Zhenyu, Hou Longchao, Hou Cijiu, Yang Yang, Ling Yong, Li Xuefeng, Ke Hongwei, Li Wei,He Yue, and Huakang Zhou		10-K	10.6	000-12122	4/15/2009
10.6	Loan Contract dated January 19, 2009, by and between the Company and Chengdu Xihang Gang Construction & Investment Co., Ltd.		10-K	10.10	000-12122	4/15/2009
10.7	Loan Agreement dated February 2, 2009 by and between the Company and Communication Bank of China, Sichuan Branch		10-K	10.11	000-12122	4/15/2009
10.8	Joint Research Agreement (Apollo Cd/Te Solar Energy Center), by and between Apollo Solar Energy, Inc. and New Jersey Institute of Technology, dated March 16, 2010.		8-K	10.1	000-12122	3/19/2010
10.9	Employment agreement by and between Apollo Solar Energy and Wilson Liu dated June 10, 2010.		8-K	5.02	000-12122	6/10/2010
10.10	Employment agreement by and between Apollo Solar Energy and Jingong Pan dated November 8, 2010.		8-K	5.02	000-12122	11/8/2010
14.1	Code of Ethics		10-K	20.1	000-12122	4/15/2009
21.1	List of Subsidiaries		10-K	21.1	000-12122	3/31/2011
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

		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Independent Technical Review of the Dashuigou and Majiagou Tellurium Projects in Sichuan Province, the People’s Republic of China, Final Report, issued by Behre Dolbear Asia, Inc., dated May 8, 2009.		8-K	99.2	000-12122	5/12/2009
101 INS	XBRL Instance Document**	X

101 SCH	XBRL Schema Document**	X

101 CAL	XBRL Calculation Linkbase Document**	X

101 DEF	XBRL Definition Linkbase Document**	X

101 LAB	XBRL Labels Linkbase Document**	X

101 PRE	XBRL Presentation Linkbase Document**	X
____________

* Denotes a compensatory plan, contract or arrangement, in which the registrant’s directors or executive officers may participate.

* *          The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on .

Apollo Solar Energy, Inc.

By:	/s Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on May 15, 2012 in the capacities  indicated.

/s/ Jingong Pan
Jingong Pan
Chairman, Chief Executive Officer

/s/ Wilson Liu
Wilson Liu
Chief Financial and Accounting Officer

/s/ Hongwei Ke
Hongwei Ke
Director

/s/ Kang Sun
Kang Sun
Director

/s/ Zhimin Cao
Zhimin Cao
Director

/s/ Elliot Maza
Elliot Maza
Director

APOLLO SOLAR ENERGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(AUDITED)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F3
Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2011 and 2010	F4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010	F5
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F6
Notes to Consolidated Financial Statements	F7 – F26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2011 and 200 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 1 to the accompanying financial statements, the Company has negative working capital of $2,402,548, did not generate cash from its operations, and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
May 15, 2012

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$363,771	$2,676,176
Account receivable net of allowance for doubtful accounts $57,994 and $3,465, respectively	804,577	294,214
Inventories	4,065,987	6,809,700
Due from stockholders and related parties	-	4,411,565
Prepaid expenses and other current assets	1,001,660	799,359
TOTAL CURRENT ASSETS	6,235,995	14,991,014

Property, machinery and mining assets, net	20,370,831	21,081,705
Asset held for sale	924,765	1,098,700
Non-marketable investments	55,506	53,012
Investment in and advances to Joint Venture	581,963	588,568
	21,933,065	22,821,985

TOTAL ASSETS	$28,169,060	$37,812,999

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term loan	$4,050,374	$5,002,802
Account payable - trade	202,853	375,520
- Construction vendors	1,493,155	2,844,102
Accrued expenses and other current liabilities	2,677,948	1,098,178
Deferred tax liabilities	-	25,329
Due to stockholders and related parties	214,213	1,814,260
TOTAL CURRENT LIABILITIES	8,638,543	11,160,191

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 51,795,961 shares issued and 49,377,038 shares outstanding at December 31, 2011, 51,655,961 shares issued and outstanding at December 31, 2010, respectively	51,796	51,656
Additional paid-in capital	32,609,043	31,709,395
Treasury stock, 2,418,923 shares at cost	(5,216,770)	-
Accumulated deficit	(10,897,576)	(7,128,838)
Accumulated other comprehensive income	2,984,024	2,020,595
TOTAL STOCKHOLDERS' EQUITY	19,530,517	26,652,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,169,060	$37,812,999

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In US Dollars)

	Year Ended December 31,
	2011	2010

SALES	$10,369,260	$9,594,382

COST OF SALES	8,884,367	8,108,486

GROSS PROFIT	1,484,893	1,485,896

OPERATING EXPENSES
General and administrative expenses	4,434,638	6,971,192
Selling expenses	369,092	252,748
Research and development expenses	934,583	646,086
TOTAL OPERATING EXPENSES	5,738,313	7,870,026

OPERATING LOSS	(4,253,420)	(6,384,130)

OTHER INCOME (EXPENSES)
Interest income - related party	837,359	-
Interest expenses, net of interest income	(272,619)	(196,589)
Gain on investment in Joint Venture	-	730,572
Loss in equity in Joint Venture	(80,058)	(348,285)

LOSS BEFORE INCOME TAXES	(3,768,738)	(6,198,432)

Income tax credit	-	(368,387)

NET LOSS	$(3,768,738)	$(5,830,045)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$963,429	$733,401

COMPREHENSIVE LOSS	$(2,805,309)	$(5,096,644)

Basic and Diluted Loss per common share
Basic and diluted	$(0.08)	$(0.12)

Weighted average number of common share outstanding
Basic and diluted	49,819,684	48,460,149

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(IN US DOLLARS)

	Common Stock, par value $.001		Additional	Treasury	Accumulated	Accumulated Other
	Shares	Amount	Paid-in Capital	Stock	Deficit	Comprehensive Income	Total

BALANCE AT JANUARY 1, 2010	44,555,131	$44,555	$19,192,138	$-	$(1,298,792)	$1,287,194	$19,225,095

Conversion of stockholder loan to common stock	5,578,330	5,578	8,923,561				8,929,139
Issuance of common stock to directors for service	22,500	23	78,750				78,773
Issuance of option for services			246,446				246,446
Issuance of common stock for consulting service	1,500,000	1,500	3,268,500				3,270,000
Foreign currency translation adjustment						733,401	733,401
Net loss					(5,830,046)		(5,830,046)

BALANCE AT DECEMBER 31, 2010	51,655,961	$51,656	$31,709,395	$-	$(7,128,838)	$2,020,595	$26,652,808

Acquisition of treasury stock for repayment of loan from related party				(5,216,770)			(5,216,770)
Issuance of common stock for service	140,000	140	305,060				305,200
Issuance of option for service			594,588				594,588
Foreign currency translation adjustment						963,429	963,429
Net loss					(3,768,738)		(3,768,738)

BALANCE AT DECEMBER 31, 2011	51,795,961	$51,796	$32,609,043	$(5,216,770)	$(10,897,576)	$2,984,024	$19,530,517

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,768,738)	$(5,830,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	899,788	3,595,196
Interest income from related party loan	(837,359)	-
Gain on investment in Joint Venture	-	(730,572)
Loss in equity of Joint Venture	80,058	348,285
Depreciation	969,442	952,112
Deferred taxes	(25,329)	(368,387)
Mark-down of asset held for sale	220,189	274,675
Loss on sale of assets	133,119	-
Provision for bad debts	53,054	277,605
Changes in operating assets and liabilities:
Account receivable	(537,589)	(399,089)
Inventories	2,990,194	1,147,244
Prepaid expenses and other current assets	(161,258)	(191,480)
Account payable - trade	(185,743)	80,161
- construction	(1,448,943)	(14,090)
Accrued expenses and other current liabilities	1,506,748	(176,431)
NET CASH USED IN OPERATING ACTIVITIES	(112,367)	(1,034,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	-	(7,388)
Acquisition of property and equipment	(255,749)	(262,641)
Acquisition of asset held for sale	-	(1,373,374)
Proceeds from sale of assets	814,967	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	559,218	(1,643,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term loans	(1,159,168)	1,462,731
Proceeds from (repayments of) shareholder loan	(1,639,727)	3,627,005
Advances from (payment to) related party	17,187	(619,978)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,781,708)	4,469,758

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	22,452	376,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,312,405)	2,168,400

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,676,176	507,776

CASH AND CASH EQUIVALENTS, END OF YEAR	$363,771	$2,676,176

Supplemental disclosures of cash flow information:
Interest paid	$263,395	$247,182
Income taxes paid	$18,956	$98,234

Non-cash financing activities:
Conversion of debt to common stock	$-	$8,929,139
Treasury stock acquired in exchange for loan to related parties	$5,216,770	$-
Assets sold	$971,537	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

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

On June 20, 2011, the Board of Directors approved the formation of a fully owned subsidiary in Hefei, Anhui province in China with registered capital of 10 million RMB (approximately $1.5 million), to facilitate the solar panel installation project and the sale of solar panels the company purchased from EPV. On June 22, 2011, the capital inspection report was completed and the formation of the subsidiary was approved by local authorities on June 28, 2011, and the business license was obtained on the same date. In December 31, 2011, the subsidiary changed its name from Sichuan Apollo Solar Science & Technology Hefei Co. Ltd. to Hefei Junrun Energy & Technology Co. Ltd.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

Certain amounts included in the 2010 financial statement have been reclassified to conform to the 2011 financial statement presentation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $2,402,548, did not generate cash from its operations, and has had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. For our next fiscal year, we anticipate our cash flow from operations to improve. The Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

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

Cash and cash equivalents includes cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company recorded bad debt expense of approximately $53,054 and $277,605 in 2011 and 2010, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

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

No impairment loss on long-term assets was recorded for the years ended December 31, 2011 and 2010 respectively.

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

We have no Finance Assets, Liabilities measured at fair value on a recovery basis.

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

Research and development

Research and development expenditures are charged to operations as incurred. Research and development expenditures were $934,583 and $646,086 for the years ended December 31, 2011 and 2010.

Advertising expense

Advertising and promotional costs are expensed as incurred.

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

Loss per share

Basic losses per share are computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted losses per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As a result of the net loss in 2011 and 2010, the calculation of diluted loss per share does not include the dilutive effect to stock options.

Recently issued accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

 NOTE 3.  INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2011	December 31, 2010

Raw Materials	$719,635	$1,681,446
Work-in-progress	1,322,666	2,097,039
Finished goods	2,023,686	3,031,215

Total	$4,065,987	$6,809,700

No inventory markdown was charged to cost of goods sold for the years ended December 31, 2011 and 2010, respectively.

NOTE 4.  PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

		As of
	Estimated lives (years)	December 31, 2011	December 31, 2010
Buildings	40	$13,703,613	$14,199,056
Right to use land	50	4,326,310	4,131,884
Machinery and equipment	10	3,672,942	3,731,260
Office equipment	5	368,864	356,429
Vehicle	5-10	602,302	553,878
Mining	5-40	578,699	489,012
Construction in progress		1,047,891	928,035
Sub-total		24,300,621	24,389,554
Less: Accumulated depreciation		(3,929,790)	(3,307,849)
Total		$20,370,831	$21,081,705

Depreciation expense for the years ended December 31, 2011 and 2010 was $969,442 and $952,112, respectively.

NOTE 5.  ASSET HELD FOR SALE

The Company acquired battery panels in April 2010 for a solar power project. Subsequently, the Company discontinued the project and reclassified those battery panels from fixed assets to asset held for sale. The battery panels were purchased for $1,438,000 and an impairment loss of $274,675 was recorded on 2010 and additional $220,189 impairment loss was recorded in 2011.

NOTE 6.  DUE FROM RELATED PARTIES

The amounts due from related parties are as follows:

	As of December 31
	2011	2010

Due from Xinju	$-	$4,379,411
Due from shareholder	-	32,154
Total	$-	$4,411,565

Xinju is a related party partially owned by the second largest shareholder of Apollo, Renyi Hou.  Mr. Hou exchanged 2,418,923 shares of the Company’s common stock in full settlement of the obligation.  All the above loans are non-interest bearing and due on demand.

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

The value of the net assets contributed by Sichuan Apollo was equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties. The assets were valuation services provided by an independent third party.

In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share the JV’s fair value of its net equity, which, if treated as a consolidated subsidiary would have resulted in negative goodwill to be recorded as a gain. During the year ended December 31, 2009, the Company contributed net assets of RMB 3,018,000 (equivalent to $442,068) and a RMB 37,170,000 (equivalent to $5,444,500) loan payable to the Agency was assigned to the JV. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 27,170,784 (equivalent to $3,977,511) which was reported as income on the Company statement of operations for the year ended December 31, 2009. During the year ended December 31, 2010, the Company transferred three patents to the JV with appraised value of approximately $2 million and reported a gain of $730,572.

During the year ended December 31, 2011, there were no capital contributions due to the JV and no gain was realized by Sichuan Apollo. In April 2012, all of capital contributions due to JV were contributed by all shareholders of JV. Sichuan Apollo will report additional gains in the second quarter of 2012.

Summarized financial information for our investment in JV assuming a 100% ownership interest is as follows:

	December 31
	2011	2010
Balance Sheet
Current assets	$7,417,092	$8,478,255
Noncurrent assets	5,081,459	3,226,430
Current Liabilities	6,630,766	6,255,396
Noncurrent liabilities	396,474	-
Equity	$5,471,311	$5,449,289

	Year Ended December 31
	2011	2010
Statement of operations
Revenues	$21,075	$468,804
Gross profit	2,086	10,428
Loss before income tax	(228,737)	(990,793)
Net loss	$(228,737)	$(990793)

NOTE 8.  NON-MARKETABLE SECURITIES

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

NOTE 9.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

	December 31, 2011	December 31, 2010
Advances for purchases	$908,760	$638,845
Other receivable	92,900	135,514
Other prepaid expenses	-	25,000
Total	$1,001,660	$799,359

NOTE 10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

	As of December 31,
	2011	2010

Accrued Interest	$819,418	$782,515
Salaries and benefits	275,194	142,180
Other taxes	715,277	11,402
Professional fees	102,779	92,833
Other payables	765,280	69,248

Total	$2,677,948	$1,098,178

NOTE 11.  SHORT-TERM LOAN

   The short-term loans for 2011 and 2010 include the following:

	Balance at December 31,
	2011	2010
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$654,974	$625,540

2) Loan payable to Bank of Communication, Chengdu branch due on
a. July 29, 2012, with interest at 8.53% per annum, collateralized by the buildings and land use right of Diye.	317,179
b. March 9, 2011, with interest at 6.638% per annum, collateralized by the buildings and land use right of Diye		302,924

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
a. August 25, 2012, with interest at 7.74% per annum, collateralized by the Buildings of Sichuan Apollo	792,947
b. August 25, 2011, with interest at 5.841% per annum, collateralized by the Buildings of Sichuan Apollo		757,312

4) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on
a. September 19, 2012, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	697,794
b. September 9, 2011, with interest at 5.841% per annum, collateralized by the the buildings of Sichuan Apollo		757,312

5) Loan payable to Merchant Bank, Wangjiang Road, Chengdu due on July 16, 2011, with interest at 6.372% per annum, collateralized by the buildings of Sichuan Apollo		1,060,237

6) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on,
a. December 25, 2012,with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	1,585,894
b. March 9, 2011, with interest at 15% per annum, collateralized by the Buildings of Sichuan Apollo. The loan was renewed in January 2011 with 6.856% interest per annum and will be due in January 6, 2012.		1,499,477
		-
7) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on March 28, 2012, with interest of 6.73% per annum. The loan was paid in full in March 2012.	1,586	-

Total	$4,050,374	$5,002,802

NOTE 12.  DUE TO STOCKHOLDERS

	As of
	December 31, 2011	December 31, 2010
Due to Xinju	$2,992	$-
Due to stockholders	211,221	1,814,260

	$214,213	$1,814,260

The amounts due to stockholders consist of non-interest bearing loans. The amount of $1,814,260 which was outstanding at December 31, 2010 was fully repaid in January 2011. The stockholders advanced an additional $211,221 during the year ended December 31, 2011 which is due on demand.

The amount due to Xinju is non-interest bearing and due on demand.

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

In 2011, no options were issued.

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

Weighted-average Balck-Scholes value
Black-Scholes Assumptions:
Expected lives	3 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

A summary of option activity under the Stock Incentive Plan as of December 31, 2011 and 2010, and changes during the years then ended is as following:

			Weighted-Average
		Weighted Average Shares	Remaining	Aggregate
	Shares	Exercise Price	Contractural Term	Intrinsic Value
Outstanding at January 1, 2010	830,000
Granted	2,000,000	$2.80
Exercised	-
Forfeited or expired	(750,000)
Outstanding at December 31, 2010	2,080,000	$3.44	2.75 years	$810,010
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at December 31, 2011	2,080,000	$3.43	1.75 years	-
Exercisable at December 31, 2011	838,334	$3.15

A summary of the status of non-vested options as of December 31, 2011 and 2010 and changes during the years then ended is as follows:

		Weighted Average
	Shares	Exercise Price
Nonvested at January 1, 2010	406,250
Granted	2,000,000	$2.80
Vested	(196,667)	$3.72
Forfeited or expired	(326,583)
Nonvested at December 31, 2010	1,883,000	$3.49
Granted	-	$-
Vested	(641,667)	$3.60
Forfeited or expired	-	-
Nonvested at December 31, 2011	1,241,667	$3.34

No options were exercised during the year ended December 31, 2011 and 2010. 750,000 options issued to our former CFO were forfeited during the year ended December 31, 2010 as his employment was terminated.

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

In December 2010, the Company issued 1,500,000 shares of restricted common stock to 11 of the Company’s consultants for the services rendered by them through December 31, 2010.  All the related stock compensation expense, valued at $3,270,000, was recorded as General and administrative expense in 2010.

In 2011, 120,000 shares of common stock were issued to J&M Corp LLP for service rendered in 2011. 20,000 shares of common stock were issued to the secretary of the Company’s board of directors for services rendered.

NOTE 15.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2011 and 2010.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, one of our wholly owned subsidiary, Sichuan Xinlong received PRC government approval on the High-Tech Enterprise Certificate which allowed us to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011. The Company is in the process of applying to renew this certificate for 2012 and the following years.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2011and 2010, to the Company’s effective tax  is as follows:

	December 31
	2011	2010
U.S. statutory rate a 35%	$(1,318,588)	$(2,139,905)
Tax rate difference between China and U.S.	400,832	255,048
Change in valuation allowance	914,431	1,549,404
Net operating loss expired	32,579	-
Tax paid for prior periods	26,657	-
Permanent difference	(55,911)	(32,934)
Effective tax	$-	$(368,387)

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2011	2010

Current	$25,329	$-
Deferred	(25,329)	(368,387)
Total	$-	$(368,387)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Deferred tax assets
Inventory markdown	$61,939	$81,893
Bad debt expense	121,363	111,413
Depreciation	47,402	59,818
Accrued taxes and other accruals	130,859	-
Loss on impairment	33,500	-
Net loss carryforward	3,291,357	2,949,341
Gain on investment in JV	(158,965)	(653,970)
Other	18,240	57,440
Gross deferred tax assets	3,545,695	2,605,935
Valuation allowance	(3,545,695)	(2,631,264)
Net deferred tax	$-	$(25,329)

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2011 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

As of December 31, 2011and 2010, the Company had VAT tax payable of $62,511 and receivable of $144,707, respectively.

NOTE 16.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2011 and December 31, 2010, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 17.   BUSINESS SEGMENTS

For the years ended December 31, 2011:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$10,334,872	$-	$34,388	$10,369,260
Operating profit (loss)	(1,599,556)	(769,667)	(263,187)	(1,621,010)	(4,253,420)
Depreciation and amortization	716,125	221,633	31,684	-	969,442
Capital expenditures	51,532	136,629	67,588	-	255,749
Total Assets	13,611,266	11,451,316	3,105,427	1,051	28,169,060

For the year ended December 31, 2010:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total

Revenue	$-	$9,550,324	$44,058	$-	$9,594,382
Operating profit (loss)	(739,803)	(567,627)	(236,159)	(4,840,541)	(6,384,130)
Depreciation and amortization	694,915	228,330	28,867	-	952,112
Capital expenditures	(141,131)	170,362	233,410	-	262,641
Total Assets	14,459,861	16,112,918	2,806,209	4,434,011	37,812,999

NOTE 18.  CONCENTRATIONS

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. We still expect our sales to continue to be concentrated among a small number of customers in 2012. However, we also expect that our significant customers may change from time to time.

At December 31, 2011, three customers accounted for 19%, 19% and 13 % of the total accounts receivable outstanding, respectively. Three customers Zhuzhou Jingchang Technology, Redlen Technology and First Solar accounted for 20%, 13% and 12% of total sales for the year then ended respectively.

At December 31, 2010, three customers accounted for 22%, 14.9% and 14.5% of the total accounts receivable outstanding, respectively. First Solar, Redlen Technology Inc, and Shaoshan Metals in China accounted for 58%, 9% and 12% of total sales for the year then ended respectively.

In 2011, 27% of our sales were made to customers in North America and 72.3% of our sales were made to customers in Asia. In 2010, 31.7 % of our sales were made to customers in Asia, 66.8 % of our sales were made to customers in North America and 1.5% of our sales were made to customers in the rest of the world.

NOTE 19.  COMMITMENT AND CONTINGENCIES

Employment Agreements

Effective June 4, 2010, we entered into an employment agreement with Wilson Liu, our Chief Financial Officer.  Pursuant to his employment agreement, Mr. Liu will be entitled to receive an annual base salary of $87,976 for first year, increasing to $105,572 in second year and further increasing to $123,167 in third year and has been granted options to acquire 500,000 shares of the Company’s common stock which will vest in installments over the thirty-six month period of his employment, 200,000 shares for first year and 150,000 shares each in 2nd and 3rd year. The options have an exercise price of $3.45 per share.

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

NJIT contract

On March 16, 2010, the Company entered into a Joint Research Agreement, or the NJIT Agreement, with the New Jersey Institute of Technology, or NJIT, pursuant to which the Company agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000 over a three-year period. Under the terms of the Agreement, NJIT agreed to provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology and deliver to the Company bi-annual reports regarding such projects during the term of the relationship. NJIT granted to us an exclusive option and right of first refusal to receive a royalty-bearing license to any intellectual property rights that NJIT may have related to such projects, which license will be on commercially reasonable terms, as negotiated in good faith by the parties. NJIT also granted to us a right of first refusal to enter into negotiations with NJIT regarding the creation of a separate business entity for the purpose of commercializing any intellectual property resulting from such projects. As of December 31, 2011, the Company had paid US$500,000 in sponsorship fund to NJIT. $500,000 and $375,000 were recorded as Research & Development cost for the years ended December 31, 2011and 2010, respectively.

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