Form 10-Q
period 2012-03-31
APOLLO SOLAR ENERGY, INC.
filed 2012-05-21
CIK 726435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

There were 49,377,038 shares of common stock outstanding as of May 21, 2012.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2012

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,324,044	$363,771
Account receivable net of allowance for doubtful accounts
$58,083 and $57,994, respectively	781,027	804,577
Inventories	3,825,120	4,065,987
Due from stockholders and related parties	4,926	-
Prepaid expenses and other current assets	2,302,992	1,001,660
TOTAL CURRENT ASSETS	8,238,109	6,235,995

Property, machinery and mining assets, net	20,176,477	20,370,831
Asset held for sale	926,178	924,765
Non-marketable investments	55,591	55,506
Investment in and advances to Joint Venture	454,125	581,963
	21,612,371	21,933,065

TOTAL ASSETS	$29,850,480	$28,169,060

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loan	$6,914,741	$4,050,374
Account payable - trade	235,965	202,853
- Construction vendors	1,464,323	1,493,155
Accrued expenses and other current liabilities	2,365,245	2,677,948
Due to stockholders and related parties	211,221	214,213
TOTAL CURRENT LIABILITIES	11,191,495	8,638,543

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
51,795,961 shares issued and 49,377,038 shares outstanding at
March 31, 2012 and December 31, 2011	51,796	51,796
Additional paid-in capital	32,752,661	32,609,043
Treasury stock, 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(11,941,676)	(10,897,576)
Accumulated other comprehensive income	3,012,974	2,984,024
TOTAL STOCKHOLDERS' EQUITY	18,658,985	19,530,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,850,480	$28,169,060

The accompanying notes are an intergral part of these financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In US Dollars)

	Three months Ended March 31,
	2012	2011

SALES	$1,872,034	$3,783,220

COST OF SALES	1,768,154	3,430,156

GROSS PROFIT	103,880	353,064

OPERATING EXPENSES
General and administrative expenses	688,019	900,781
Selling expenses	56,898	70,273
Research and development expenses	155,570	30,810
TOTAL OPERATING EXPENSES	900,487	1,001,864

OPERATING LOSS	(796,607)	(648,800)

OTHER INCOME (EXPENSES)
Interest income - related party	-	837,359
Interest expenses, net of interest income	(138,896)	(94,189)
Loss in equity in Joint Venture	(108,597)	(111,843)

LOSS BEFORE INCOME TAXES	(1,044,100)	(17,473)

Income tax credit	-	(97,066)

NET INCOME (LOSS)	(1,044,100)	79,593

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	28,950	186,139

COMPREHENSIVE INCOME (LOSS)	$(1,015,150)	$265,732

Basic and Diluted Loss per common share
Basic and diluted	$(0.02)	$0.00

Weighted average number of common share outstanding
Basic and diluted	49,377,038	51,091,546

The accompanying notes are an intergral part of these financial statements

APOLLO SOLAR ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Three months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,044,100)	$79,593
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock-based compensation	143,618	160,865
Interest income from related party loan	-	(837,359)
Loss in equity of Joint Venture	108,597	111,843
Depreciation	238,531	241,015
Deferred taxes	-	(106,185)
Changes in operating assets and liabilities:
Account receivable	24,730	(1,753,928)
Inventories	246,589	1,580,422
Prepaid expenses and other current assets	(1,297,217)	396,750
Account payable - trade	32,737	(187,247)
- construction	(31,052)	(304,007)
Accrued expenses and other current liabilities	(315,157)	979,789
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,892,724)	361,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,499)	(68,805)
NET CASH USED IN INVESTING ACTIVITIES	(13,499)	(68,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term loans	2,852,495	(380,009)
Repayments of shareholder loan	-	(1,690,029)
Payments from related party	11,969	237,428
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,864,464	(1,832,610)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2,032	46,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	960,273	(1,493,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	363,771	2,676,176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,324,044	$1,182,327

Supplemental disclosures of cash flow information:
Interest paid	$99,377	$67,300
Income taxes paid	$111	$9,134

Non-cash financing activities:
Treasury stock acquired in exchange for loan to related parties	$-	$4,435,894

The accompanying notes are an intergral part of these financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $2,953,386, did not generate cash from its operations, and has had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

NOTE 2. INVENTORIES (Continued)

Inventories consist of the following:
	As of
	March 31, 2012	December 31, 2011

Raw Materials	$785,628	$719,635
Work-in-progress	1,368,272	1,322,666
Finished goods	1,671,220	2,023,686
Total	$3,825,120	$4,065,987

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:
	March 31,2012	December 31,2011

Advances for purchases	$2,059,927	$908,760
Other receivable	236,712	92,900
Other prepaid expenses	6,353	-
Total	$2,302,992	$1,001,660

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:
	As of
	March 31, 2012	December 31, 2011

Due from (to) Xinju	$4,926	$(2,992)
Due to shareholders	(211,221)	(211,221)
Total	$(206,295)	$(214,213)

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

NOTE 5. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of March 31, 2012 the JV had not commenced the production of thin film solar cells. The Company accounts for its 35% interest in JV under the equity method of accounting.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:
	March 31, 2012	March 31, 2011
Statement of operations
Revenues	$-	$2,287
Cost of sales	-	1,189
Gross profit	-	1,098
Operating Loss	(310,277)	(319,552)
Loss before income tax	(310,277)	(319,552)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:
	As of
	March 31, 2012	December 31, 2011
Accrued interest	$827,988	$819,418
Salaries and benefits	198,547	275,194
Other taxes	317,198	715,277
Professional fees	69,041	102,779
Other payables	952,471	765,280
Total	$2,365,245	$2,677,948

 NOTE 7.  SHORT-TERM LOAN

   Short-term bank loans consist of the following loans collateralized by assets of the company:
	March 31,	December 31,
	2012	2011
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$655,975	$654,974

2) Loan payable to Bank of Communication, Chengdu branch due on July 29, 2012, with interest at 8.53% per annum, collateralized by the buildings and land use right of Diye	317,664	317,179

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 25, 2012, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	794,159	792,947

4) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 19, 2012, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	698,860	697,794

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on December 25, 2012,with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	1,588,318	1,585,894

6) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on March 28, 2012, with interest of 6.73% per annum. The loan was paid in full in March 2012.	-	1,586

7) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Branch, Wuhan due on October 31, 2012,with interest at 7.5% per annum, collateralized by Sichuan Xinlong's 100% ownership in Shimian	1,270,654	-

8) Loan payable to Bo Hai Bank, Chengdu Branch, due on August 23, 2012,with interest at 7.625% per annum, collateralized by the buildings of Sichuan Apollo	1,588,318	-

9) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on demand	793	-
	$6,914,741	$4,050,374

NOTE 8.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2012 and 2011.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, the Company’s subsidiary, Sichuan Xinlong, received government approval regarding the High-Tech Enterprise Certificate which allows the Company to enjoy a favorable tax rate of 15% effective January 1, 2009 through December 31, 2011. The Company is in the process of applying to renew this certificate for 2012 and the following years.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2012 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3 million and $8 million, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4 million for which the Company has provided a 100% valuation allowance.

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

As of March 31, 2012 and December 31, 2011, the Company had VAT tax receivable of $20,834 and payable of $62,511, respectively.

NOTE 9. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of March 31, 2012 and December 31, 2011, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE10.  BUSINESS SEGMENTS

For the three months ended March 31, 2012:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total
Revenue	$155,671	$1,716,363	$-	$-	$1,872,034
Operating loss	(416,797)	(17,614)	(57,626)	(304,570)	(796,607)
Depreciation and amortization	159,989	70,367	8,175	-	238,531
Capital expenditures	1,507	10,328	1,664	-	13,499

For the three months ended March 31, 2011:

				Corporate &	Consolidated
	Manufacturing	Refining	Mining	Others	Total
Revenue	$-	$3,783,220	$-	$-	$3,783,220
Operating loss	(204,697)	(136,741)	(101,690)	(205,672)	(648,800)
Depreciation and amortization	204,386	28,770	7,859	-	241,015
Capital expenditures	10,517	18,533	39,755	-	68,805

NOTE 11. CONCENTRATIONS

For the three months ended March 31, 2012, three major customers accounted for approximately 21%, 14% and 7% of total sales, respectively.  At March 31, 2012, two customers accounted for 50 % and 20% of total accounts receivable, respectively.

For the three months ended March 31, 2011, four major customers accounted for approximately31%, 21%, 15% and 14% of total sales, respectively.  At March 31, 2011, two customers accounted for 48% and 33% of total accounts receivable, respectively.

For the three months ended March 31, 2012, 82.9 % of sales were made to customers in North America and 17.1 % of sales were made to customers in Asia.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on May 16, 2012. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

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

Apollo Solar Energy, Inc. ("Apollo")
Outside China
100%
Inside China
COE Apollo (JV with CNBM)
35%
Sichuan Apollo Solar Science & Technology Co. Ltd. ("Sichuan Apollo")
Renyi Hou Ling Yong
Other VIE Shareholders
51.6619%
48.3381%
Hefei Junrun Energy & Technology Co. Ltd. ("Hefei Junrun")
Sichuan Xinlong Tellurium Industry & Technique Co. Ltd. ("Sichuan Xinlong")
Sichuan Xinju Mineral Resources Development Co. Ltd. ("VIE")
Contractual Agreement (1)
Sichuan Xinlong Shimian Dadu River Mining & Metallurgy Co. Ltd. ("Shimian")

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

Results of Operations

Sales

Sales for the three months ended March 31, 2012 were $1,872,034, compared to the sales of $3,783,220 in the same period in 2011, a decrease of $1,911,186 or approximately 50.5%.  The primary reasons for the reduction in sales were:

•	Termination of the Company’s relationship with First Solar, whose purchases in the first quarter of 2011 totalled $1,166,000.
•	There were sales of Selenium totaled $44,466 in the first quarter of 2012. In the first quarter of 2011, our sales of Selenium totaled $825,550.

Gross profit

Although our sales fell by 50.5% from the first quarter of 2011 to the first quarter of 2012, our cost of sales decreased by only 48.5%.  The disparity was attributable to increases in the cost of raw materials that we were unable to pass along to our customers.  As a result, our gross profit margin for the three months ended March 31, 2012 was only 5.5%, compared to 9.3% in the three months ended March 31, 2011.  Gross profit for the three months ended March 31, 2012 was $103,880, compared to the gross profit of $353,064 for the period ended March 31, 2011.

Selling expense

For the three months ended March 31, 2012, selling expenses were $56,898 compared to $70,273 for the same period ended March 31, 2011, representing a decrease of 19.0%. This decrease was primarily due to our continued tighter controls over selling expenses while we attempt to explore and develop new markets.

General and administrative expenses

We incurred general and administrative expenses of $688,019 for the three months ended March 31, 2012, compared to $900,781 in the same period of 2011, representing a decrease of 23.6%. Included in the general and administrative expenses was  stock based compensation and stock issued for services totalling $143,618 and $160,865 in the three months ended March 31, 2012 and 2011, respectively. The decrease in our general and administrative expenses was primarily due to tighter budget controls.

Research and development expenses

For the three months ended March 31, 2012, we incurred research and development expenses of $155,570, compared to $30,810 for the three months ended March 31, 2011. This represents an increase of 404.9%. The increase in the expenses was due to our increased effort on research and development and higher salaries of research and development employees

Net income/loss

Our operating loss was $796,607 for the three months ended March 31, 2012, 22.8% worse than our net loss for the three months ended March 31, 2011.  During the quarters we also recorded the following non-operating expenses:

•	interest expense (net of interest income) of $138,896 for the quarter ended March 31, 2012 and $94,189 for the quarter ended March 31, 2011; and

•
loss on equity in joint venture, which represented our proportionate share of the loss incurred during the quarter by our joint venture with the Bengbu Design & Research Institute for Glass Industry.  Our interest in that loss totaled $108,597 in the quarter ended March 31, 2012 and $111,843 in the quarter ended March 31, 2011.

Despite the operating loss and other expenses incurred in the first quarter of 2011, we recorded net income for that quarter. This occurred because in that quarter we recorded interest income- related party totaling $837,359. We realized that interest income when Renyi Hou, our former CEO, satisfied a debt of approximately $5.2 million, including $837,359 in accrued interest, by surrendering to us 2,418,923 of our common stock.  During the quarter ended March 31, 2011, we also recorded a tax benefit of $97,066 based on the value of our loss carryforwards.  As a result of these two items, we recorded net income for the quarter ended March 31, 2011 totaling $79,593.  For the quarter ended March 31, 2012, when we had neither related party interest nor a tax benefit, we recorded a net loss of $1,044,100.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.

Our operations in the first quarter of 2012 used $1,892,724 in cash.  The use of cash exceeded our net loss of $1,044,100 primarily because we used $1,297,217 for prepaid expenses and other current assets.  In addition, we reduced our accrued expenses and other current liabilities by $315,157.

Our operating for the three months ended March 31, 2011 provided us $361,551 in cash.  This occurred primarily because we reduced our inventories by $1,580,422 and increased our accrued expenses and other current liabilities by $979,789.

Net cash (used in) investing activities.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011was $13,499 and $68,805, respectively, which resulted from the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the first quarter of 2012 by taking short-term loans totaling $2,852,495.  In contrast, during the first quarter of 2011, when our operations provided us cash, we used $1,832,610 to reduce our outstanding loans.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities if needed in the near future.

 Working capital

 The Company has a working capital deficit of $2,953,386 at March 31, 2012.  This represented an atrophy of $550,838 since December 31, 2011. The primary reason for the atrophy of working capital was the $1,044,100 loss that we incurred in the first quarter of 2012, which we funded by taking short-term loans.

Contractual obligations

The following table describes our contractual commitments and obligations as of March 31, 2012:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short term loan	6,914,741	6,914,741	-	$-	-
Loans from shareholder and related party	211,221	211,221	-	$-	-

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.6023 on December 31, 2010 and 1:6.30559 on December 31, 2011. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.3085 and 6.5788 for the three months ended March 31, 2012 and 2011 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on May 16, 2012, for our 2011 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32.1	Rule 13a-14(b) Certification
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: May 21, 2012	By:	/s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: May 21, 2012	By:	/s/ Wilson W. Liu
Wilson W. Liu
Chief Financial Officer