Form 10-Q
period 2012-06-30
APOLLO SOLAR ENERGY, INC.
filed 2012-08-14
CIK 726435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

There were 49,377,038 shares of common stock outstanding as of August 14, 2012.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2012

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$427,287	$363,771
Accounts receivable	841,754	804,577
Inventories	3,495,120	4,065,987
Prepaid expenses and other current assets	1,768,194	1,001,660
Total Current Assets	6,532,355	6,235,995

Property, machinery and mining assets, net	17,188,944	20,370,831
Assets held for sale	924,280	924,765
Non-marketable investment	55,477	55,506
Investment in and advances to Joint Venture	5,216,212	581,963
Total Non-current Assets	23,384,913	21,933,065

Total Assets	$29,917,268	$28,169,060

LIABILITIES AND EQUITY

Current Liabilities
Short-term loans	$6,900,570	$4,050,374
Account payable - trade	265,218	202,853
Account payable - construction vendors	1,425,454	1,493,155
Accrued expenses and other current liabilities	2,405,594	2,677,948
Due to stockholders and related parties	173,158	214,213
Total Current Liabilities	11,169,994	8,638,543

Stockholders' Equity
Preferred stock:
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and outstanding as of June 30, 2012 and December 31, 2011	51,796	51,796
Additional paid-in capital	32,879,655	32,609,043
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(11,940,865)	(10,897,576)
Accumulated other comprehensive income	2,973,458	2,984,024
Total Stockholders' Equity	18,747,274	19,530,518

Total Liabilities and Stockholders' Equity	$29,917,268	$28,169,061

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$988,346	$2,940,118	$2,860,380	$6,723,338

Cost of goods sold	(1,574,128)	(2,167,917)	(3,342,282)	(5,598,073)

Gross profit (loss)	(585,782)	772,201	(481,902)	1,125,265

Operating expenses:
General and administrative expenses	738,513	676,488	1,426,533	1,577,268
Selling expense	52,788	104,930	109,686	175,203
Research and development expenses	379,355	259,762	534,925	290,572
Total operating expenses:	1,170,656	1,041,180	2,071,144	2,043,043

Operating loss	(1,756,438)	(268,979)	(2,553,046)	(917,778)

Other income (expense)
Interest income (expense), net	(114,320)	(55,368)	(253,216)	687,802
Equity in loss of Joint Venture	(66,151)	(135,750)	(174,748)	(247,593)
Gain on investment in Joint Venture	2,040,651		2,040,651
Total other income (expense)	1,860,180	(191,118)	1,612,687	440,209

Income(loss) before provision for income taxes	103,742	(460,097)	(940,359)	(477,569)

Provision for income taxes (credit)	102,930	(28,712)	102,930	(125,778)

Net income (loss)	812	(431,385)	(1,043,288)	(351,791)

Foreign currency translation adjustment	(39,516)	313,399	(10,566)	499,538
Comprehensive income (loss)	$(38,704)	$(117,986)	$(1,053,855)	$147,747

Earnings (loss) per share
Basic	$0.00	$(0.01)	$(0.02)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	51,795,961	50,159,169	51,795,961	50,159,169
Diluted	51,795,961	50,159,169	51,795,961	50,159,169

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net Loss	$(1,043,289)	$(351,791)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Stock-based compensation	270,611	321,728
Interest income from related party loan	-	(837,359)
Gain on investment in Joint Venture	(2,040,651)	-
Loss in equity of Joint Venture	174,748	247,593
Deferred tax assets	-	(121,221)
Inventory allowance	324,831	-
Depreciation and amortization	468,598	486,035
Changes in operating assets and liabilities:
Accounts receivable	(37,637)	(366,381)
Inventory	244,462	2,334,284
Prepaid expenses and other current assets	(767,814)	467,736
Accounts payable-trade	62,534	(203,428)
Accounts payable-construction	(66,983)	(1,090,806)
Accrued expenses and other current liabilities	(271,729)	1,010,440
Net cash provided by(used in) operating activities	(2,682,319)	1,896,830

Cash flows from investing activities:
Purchase of property and equipment	(87,815)	(91,236)
Net cash used in investing activities	(87,815)	(91,236)

Cash flows from financing activities:
Short-term bank loans	2,855,126	(380,069)
Payment to shareholders	-	(1,619,527)
Due to related parties	(20,748)	52,307
Net cash provided by (used in) financing activities	2,834,378	(1,947,289)

Effect of exchange rate changes on cash	(728)	64,707

Net increase (decrease) in cash	63,516	(76,988)

Cash at beginning of period	363,771	2,676,176
Cash at end of period	$427,287	$2,599,188

Supplemental disclosure of cash flow information
Income tax paid in cash	$102,930	$11,829
Interest expense	$222,311	$135,389
Treasury stock acquired in exchange for loans from related parites	$-	$5,273,253
Assets transferred to Joint Venture	$2,793,536	$-

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $4,637,639, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company recorded an inventory mark-down of $324,831 and $0 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 2. INVENTORIES (Continued)

Inventories consist of the following:

	As of
	June 30, 2012	December 31, 2011

Raw Materials	$756,251	$719,635
Work-in-progress	1,125,401	1,322,666
Finished goods	1,613,468	2,023,686
Total	$3,495,120	$4,065,987

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	June 30,2012	December 31,2011

Advances for purchases	$1,608,044	$908,760
Other receivable	153,968	92,900
Other prepaid expenses	6,182	-
Total	$1,768,194	$1,001,660

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	As of
	June 30, 2012	December 31, 2011

Due from (to) Xinju	$38,063	$(2,992)
Due to shareholders	(211,221)	(211,221)
Total	$(173,158)	$(214,213)

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

NOTE 5. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of June 30, 2012 the JV had not commenced the production of thin film solar cells. The Company accounts for its 35% interest in JV under the equity method of accounting.

Under the terms of the agreement, the JV was to be formed with an aggregate cash capital contribution of RMB 142,800,000 (approximately $22 million) by Bengbu and the Agency and the contribution by Sichuan Apollo’s of assets consisting of land, a manufacturing plant, equipment and three patents with a net book value of approximately $1.7 million with a fair market value of RMB 49,980,000 (approximately $7.3 million). Benghu and the Agency own an aggregate of 65% of the JV and Sichuan Apollo owns the remaining 35%. In addition, under the terms of the agreement, debt of Sichuan Apollo aggregating RMB 37,170,000 (approximately $5.4 million) owed to the Agency was assigned to the JV.  The value of the net assets contributed by Sichuan Apollo was equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties. The assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share of the fair value of the JV’s net equity, which, if treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. From the year ended December 31, 2009 to June 30, 2012, the Company contributed net assets of approximately RMB 29 million (equivalent to $4.7 million) and a RMB 37,170,000 (equivalent to $5.9 million) loan payable to the Agency was assigned to the JV. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 44.8 million (equivalent to $7.1 million). The Company’s equitable share of the excess was reported as income on the statement of operations for the six months ended June 30, 2012. As of June 30, 2012, all parties has finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to JV per agreement. All gain has been recognized as of June 30, 2012.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	June 30, 2012	June 30, 2011
Statement of operations
Revenues	$-	$3,141
Cost of sales	-	1,689
Gross profit	-	1,443
Operating Loss	(499,280)	(707,410)
Loss before income tax	(499,280)	(707,410)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	June 30, 2012	December 31, 2011
Accrued interest	$823,840	$819,418
Salaries and benefits	192,523	275,194
Other taxes	269,271	715,277
Professional fees	73,541	102,779
Accrued R&D expenses	625,000	375,000
Other payables	421,419	390,280
Total	$2,405,594	$2,677,948

 NOTE 7.  SHORT-TERM LOAN

Short-term bank loans consist of the following loans collateralized by assets of the company:

	June 30,	December 31,
	2012	2011
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$654,631	$654,974

2) Loan payable to Bank of Communication, Chengdu branch due on July 29, 2012, with interest at 8.53% per annum, collateralized by the buildings and land use right of Diye, which was paid in full on July 27, 2012	317,012	317,179

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 25, 2012, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	792,531	792,947

4) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 19, 2012, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	697,427	697,794

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on December 25, 2012,with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	1,585,062	1,585,894

6) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on March 28, 2012, with interest of 6.73% per annum. The loan was paid in full in March 2012.	-	1,586

7) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Branch, Wuhan due on October 31, 2012,with interest at 7.5% per annum, collateralized by Sichuan Xinlong's 100% ownership in Shimian	1,268,050	-

8) Loan payable to Bo Hai Bank, Chengdu Branch, due on August 23, 2012,with interest at 7.625% per annum, collateralized by the buildings of Sichuan Apollo	1,585,062	-

9) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on demand	795	-

	$6,900,570	$4,050,374

NOTE 8.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended June 30, 2012 and 2011.

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

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2012 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3 million and $8 million, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4 million for which the Company has provided a 100% valuation allowance.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	Six months ended June 30
	2012	2011
U.S. Statutory rate of 35%	$(329,126)	$(167,148)
Tax rate difference between China and U.S.	184,940	159,885
Change in valuation allowance	144,186	(112,651)
Tax paid for prior year	102,930	-
Permanent difference	-	(5,864)
Effective tax	$102,930	$(125,778)

NOTE 8. TAXES (Continued)

The provisions for income taxes are summarized as follows:

	Six months ended June 30
	2012	2011

Current	$102,930	$11,872
Deferred	-	(137,650)
Total	$102,930	$(125,778)

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

As of June 30, 2012 and December 31, 2011, the Company had VAT tax receivable of $66,413 and payable of $62,511, respectively.

NOTE 9. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2012 and December 31, 2011, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE10.  BUSINESS SEGMENTS

For the six months ended June 30, 2012,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$174,532	$2,685,848	$-	$-	$2,860,380

Operating loss	(571,237)	(1,283,234)	(113,228)	(585,347)	(2,553,046)

Depreciation and amortization	356,092	96,242	16,263	-	468,597

Capital expenditures	$28,220	$57,263	$2,332	$-	$87,815

For the six months ended June 30, 2011,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$6,723,338	$-	$-	$6,723,338

Operating loss	(382,327)	130,921	(150,874)	(515,498)	(917,778)

Depreciation and amortization	352,987	117,272	15,776	-	486,035

Capital expenditures	$15,434	$22,590	$53,212	$-	$91,236

For the three months ended June 30, 2012,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$18,861	$969,485	$-	$-	$988,346

Operating loss	(154,440)	(1,265,620)	(55,602)	(280,776)	(1,756,438)

Depreciation and amortization	196,103	25,875	8,088	-	230,066

Capital expenditures	$26,713	$46,935	$668	$-	$74,316

For the three months ended June 30, 2011,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$2,940,118	$-	$-	$2,940,118

Operating loss	(177,630)	267,662	(49,184)	(309,826)	(268,978)

Depreciation and amortization	148,601	88,502	7,917	-	245,020

Capital expenditures	$4,917	$4,057	$13,457	$-	$22,431

NOTE 11. CONCENTRATIONS

For the six months ended June 30, 2012, three major customers accounted for approximately 20%, 18% and 10% of total sales separately. Five vendors accounted for approximately 43%, 12%, 11%, 10% and 10% of total purchase separately.

For the six months ended June 30, 2011, three major customers accounted for approximately 25%, 17% and 12% of total sales separately. At June 30, 2011, two customers accounted for 24% and 22% of total accounts receivable separately.

For the six months ended June 30, 2012, 10% of sales were made to customers in North America and 88% of sales were made to customers in Asia.

For the six months ended June 30, 2011, 27% of sales were made to customers in North America and 73% of sales were made to customers in Asia.

NOTE 11. CONCENTRATIONS (Continued)

For the three months ended June 30, 2012, two major customers accounted for approximately 27% and 13% of total sales separately. Five vendors accounted for approximately 23%, 20%, 19%, 18% and 12% of total purchase separately.

For the three months ended June 30, 2011, two major customers accounted for approximately 39% and 11% of total sales separately.

For the three months ended June 30, 2012, 98% of sales were made to customers in Asia.

For the three months ended June 30, 2011 11.5% of sales were made to customers in North America and 88.5% of sales were made to customers in Asia.

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

Results of Operations

Sales

Sales for the three months ended June 30, 2012 were $988,346, compared to the sales of $2,940,118 in the same period in 2011, a decrease of $1,951,772 or approximately 66.4%. Sales for the six months ended June 30, 2012 were $2,860,380, compared to the sales of $6,723,338 in the same period in 2011, a decrease of $3,862,958 or approximately 57.5%.  The primary reasons for the reduction in sales were:

•	Decrease in sales from overseas due to financial crisis in Europe and slow than expected recovery of economy in USA.
•	Decrease in the selling price of Seleniumdue to weak demand.
•	Decrease in quantity of the product purchased by our customers due to uncertainty in the economy.

Gross profit

Although our sales fell by 66.4% and 57.5% in the three and six months ended June 30, 2012, compared to the same period of year 2011, our cost of sales decreased by only 27.4% and 40.3% in the three and six months ended June 30, 2012 comparing to the same period of year 2011. The disparity was attributable to increases in the cost of raw materials that we were unable to pass along to our customers.  As a result, we recorded a deficit in gross profit of ($585,782) for the three months and $481,902 for the six months ended June 30, 2012, compared to gross profit of $772,201 and $1,125,265 in the three and six months ended June 30, 2011.

Selling expense

For the three months ended June 30, 2012, selling expenses were $52,788 compared to $104,930 for the same period ended June 30, 2011, representing a decrease of 49.7%. For the six months ended June 30, 2012, selling expenses were $109,686 compared to $175,203 for the same period ended June 30, 2011, representing a decrease of 37.4%. This decrease was primarily due to our continued tighter controls over selling expenses in a weak market.

General and administrative expenses

We incurred general and administrative expenses of $738,513 and $1,426,533 for the three and six months ended June 30, 2012, compared to $676,488 and $1,577,268 in the same period of 2011, representing a increase of 9.2% for the three month ended and a decrease of 9.6% for the six months ended. Included in the general and administrative expenses was the amortization of stock based compensation and stock issued for services totaling $270,611 and $321,728 in the six months ended June 30, 2012 and 2011, respectively. The decrease in our general and administrative expenses was primarily due to tighter budget controls.

Research and development expenses

For the three months ended June 30, 2012, we incurred research and development expenses of $379,355, compared to $259,762 for the three months ended June 30, 2011. This represents an increase of 46.0%. For the six months ended June 30, 2012, we incurred research and development expenses of $534,925, compared to $290,572 for the six months ended June 30, 2011. This represents an increase of 84.1%. The increase in the expenses was due to our increased effort on research and development for several new products.

Operating loss

Our operating loss for the three months ended June 30, 2012 was $1,756,438, which was 553.0% greater than our operating loss for the three months ended June 30, 2011. Our operating loss for the six months ended June 30, 2012 was $2,553,046, which was 178.2% worse than our operating loss for the six months ended June 30, 2011.

Other income (expense)

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% interest for the contribution of certain assets with a fair value of RMB49,980,000 (approximately $7.3 million) and debt of RMB37,170,000 (approximately $5.4 million).  Accounting standards require that we report a gain on the difference between the initial cost of the investment and our proportionate share of the fair value of the Joint Venture’s net equity. Accordingly, we recorded a gain of $2,040,651 during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, the operations of the Joint Venture resulted in net losses of $189,003 and 499,280, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Loss of Joint Venture of $66,151 and $174,748 for the three and six months ended June 30, 2012.  During the three and six months ended June 30, 2011, our equitable share of the Joint Venture’s losses totaled $135,750 and $247,593, respectively.

In addition, during the three and six months ended June 30, 2012 we recorded net interest expense of $114,321 and $253,216, respectively.  By comparison, during the three months ended June 30, 2011 we recorded net interest expense of $55,368.  During the six months ended June 30, 2011 we recorded net interest income of $687,802 due to the classification as interest income of a portion of a debt settlement that we entered into in the first quarter of 2011 with our largest shareholder.

Net income/loss

We recorded a net loss of $1,043,289 for the six months ended June 30, 2012, which was 197% greater than the net loss of $351,791 recorded in the same period of 2011. During the three months ended June 30, 2012 we recorded net income of 811, compared to a net loss of $431,385.  Our results in both the three and six month periods ended June 30, 2012 were skewed to the positive by the gain of $2,040,651 booked for the investment in joint venture in the quarter ended June 30, 2012. Details of the nature of the gain were described in footnote 5 of the financial statements.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.

Our operating activities during the six months ended June 30, 2012 used $2,682,319 in cash.  The use of cash exceeded our net loss of $1,043,289 primarily because our net loss was reduced by the non-cash gain of $2,040,651 that we recorded as a result of our investment in the Joint Venture.  In addition, during the period we increased our prepaid expenses by $767,814 in order to secure favorable relationships with our vendors.  During the six months ended June 30, 2011 our operations yielded $1,896,830 in cash, despite a net loss of $351,791, as we reduced our inventory reserve by $2,334,284.

Net cash (used in) investing activities.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011was $87,815 and $91,236, respectively, which resulted from the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the six months ended June 30, 2012 by taking short-term loans totaling $2,855,126.  In contrast, during the six months ended June 30, 2011, when our operations provided us cash, we paid $380,069 to reduce our outstanding short-term bank loans and $1,619,527 to reduce loan from shareholders.

The Company believes that its cash flows generated internally may not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company may require extra funding through short term borrowing from PRC banks or other financing activities.

 Working capital

 The Company has a working capital deficit of $4,637,639 at June 30, 2012.  This represented an atrophy of $2,235,091 since December 31, 2011. The primary reason for the atrophy of working capital was the $1,043,289 loss that we incurred during six months ended June 30, 2012, which we funded by taking short-term loans.

Contractual obligations

The following table describes our contractual commitments and obligations as of June 30, 2012:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short term loan	$6,900,570	$6,900,570	$-	$-	$-
Loans from shareholder related party	$211,221	$211,221	$-	$-	$-

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.6023 on December 31, 2010 and 1:6.30559 on December 31, 2011. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.3027 and 6.5383 for the six months ended June 30, 2012 and 2011 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of June 30, 2012.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

Apollo Solar Energy, Inc.

Date: August 14, 2012	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: August 14, 2012	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer