Form 10-Q/A
period 2012-06-30
APOLLO SOLAR ENERGY, INC.
filed 2012-08-30
CIK 726435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

 Amendment No. 1:  Explanatory Note
This amendment is being filed in order to file the interactive data files.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.
Date: August 29, 2012 Date: August 29, 2012	By: /s/ Jingong Pan Jingong Pan Chief Executive Officer By: /s/ Hui Hua Hui Hua Chief Financial Officer