Form 10-Q
period 2012-09-30
APOLLO SOLAR ENERGY, INC.
filed 2012-11-14
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

There were 49,377,038 shares of common stock outstanding as of November 14, 2012.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2012

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$620,255	$363,771
Accounts receivable	392,977	804,577
Inventories	3,189,344	4,065,987
Prepaid expenses and other current assets	1,671,415	1,001,660
Total Current Assets	5,873,991	6,235,995

Property, machinery and mining assets, net	16,958,999	20,370,831
Assets held for sale	922,802	924,765
Non-marketable investment	55,389	55,506
Investment in and advances to Joint Venture	5,270,400	581,963
Total Non-current Assets	23,207,590	21,933,065

Total Assets	$29,081,581	$28,169,060

LIABILITIES AND EQUITY

Current Liabilities
Short-term loans	$6,902,200	$4,050,374
Account payable - trade	336,008	202,853
Account payable - construction vendors	1,355,127	1,493,155
Accrued expenses and other current liabilities	2,668,586	2,677,948
Due to stockholders and related parties	272,155	214,213
Total Current Liabilities	11,534,076	8,638,543

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of September 20, 2012 and December 31, 2011, respectively
Common stock:	51,796	51,796
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	32,962,033	32,609,043
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Retained deficits	(13,190,730)	(10,897,576)
Accumulated other comprehensive income	2,941,176	2,984,024
Total stockholders' Equity	17,547,505	19,530,517

Total Liabilities and Stockholders' Equity	$29,081,581	$28,169,060

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(LOSS)
(Unaudited)

	For the Three months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$1,013,320	$2,245,534	$3,873,700	$8,968,872

Cost of goods sold	(1,159,289)	(1,920,272)	(4,501,571)	(7,518,345)

Gross profit	(145,969)	325,262	(627,871)	1,450,527

Operating expenses:
General and administrative expenses	540,127	835,272	1,966,660	2,412,540
Selling expense	100,913	71,805	210,599	247,008
Research and development expenses	442,613	84,181	977,538	374,753
Total operating expenses:	1,083,653	991,258	3,154,797	3,034,301

Operating loss	(1,229,622)	(665,996)	(3,782,668)	(1,583,774)

Other income (expense)
Interest (expense) income, net	(80,691)	(56,946)	(333,907)	630,851
Loss on sale of assets	-	(132,398)	-	(132,398)
Equity in loss of Joint Venture	62,230	(141,078)	(112,518)	(388,666)
Gain on investment in Joint Venture	-	1,205,110	2,038,774	1,205,110
Total other income	(18,461)	874,688	1,592,349	1,314,897

Income(loss) before provision for income taxes	(1,248,083)	208,692	(2,190,319)	(268,877)

Provision for income taxes(credit)	-	2,335	102,835	(123,443)

Net income(loss)	(1,248,083)	206,357	(2,293,154)	(145,434)

Foreign Currency Translation Adjustment	(34,254)	285,338	(42,848)	784,876
Comprehensive income (loss)	$(1,282,337)	$491,695	$(2,336,002)	$639,442

Earnings(loss) per share
Basic	$(0.02)	$0.00	$(0.04)	$(0.00)
Diluted	$(0.02)	$0.00	$(0.04)	$(0.00)

Weighted average shares outstanding
Basic	51,795,961	49,237,038	51,795,961	49,848,414
Diluted	51,795,961	49,237,038	51,795,961	49,848,414

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:

Net Loss	$(2,293,154)	$(145,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	352,990	482,594
Interest income from related party loan	-	(837,359)
Gain on investment in Joint Venture	(2,038,774)	(1,205,110)
Loss in equity of Joint Venture	112,518	388,666
Deferred tax assets	-	(273,679)
Inventory allowance	324,533	-
Depreciation and amortization	698,033	730,076
Loss on sale of assets	-	132,398
Changes in operating assets and liabilities:
Accounts receivable	410,574	(219,396)
Inventory	544,927	3,109,783
Prepaid expenses and other current assets	(673,000)	(1,227,911)
Accounts payable-trade	133,811	(201,883)
Accounts payable-construction	(135,084)	(1,176,804)
Accrued expenses and other current liabilities	5,490	516,616
Net cash provided by(used in) operating activities	(2,557,136)	72,557

Cash flows from investing activities:

Proceeds from sale of assets	-	769,622
Purchase of property and equipment	(144,787)	(291,980)
Net cash provided by (used in) investing activities	(144,787)	477,642

Cash flows from financing activities:
Short-term bank loans, net	2,865,182	(1,152,886)
Proceeds(repayment) to shareholder loan	99,258	(1,637,789)
Due to related parties	(41,246)	237,413
Net cash provided by (used in) financing activities	2,923,194	(2,553,262)

Effect of exchange rate changes on cash	35,213	(33,714)

Net increase (decrease) in cash	256,484	(2,036,777)

Cash at beginning of period	363,771	2,676,176
Cash at end of period	$620,255	$639,399

Supplemental disclosure of cash flow information
Income tax paid in cash	$102,835	$12,009
Interest paid in cash	$332,709	$198,880
Treasury stock acquired in exchange for loans from related parites	$-	$5,273,253
Assets transferred to Joint Venture	$2,790,967	$2,731,296
Assets sold	$-	$942,955
See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $5,660,085, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company recorded an inventory mark-down of $324,533 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 2. INVENTORIES (Continued)

Inventories consist of the following:

	As of
	September 30, 2012	December 31, 2011

Raw Materials	$538,450	$719,635
Work-in-progress	996,070	1,322,666
Finished goods	1,654,824	2,023,686
Total	$3,189,344	$4,065,987

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	September 30, 2012	December 31, 2011

Advances for purchases	$1,490,566	$908,760
Other receivable	113,032	92,900
Other prepaid expenses	67,817	-
Total	$1,671,415	$1,001,660

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	As of
	September 30, 2012		December 31, 2011

Due from (to) Xinju		$38,192	$(2,992)
Due to shareholders and related parties		(310,347)	(211,221)
Total	$	$(272,155)	$(214,213)

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 5. EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign enterprise of the Company, entered into a joint venture agreement (the “JV Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells. As of September 30, 2012 the JV had not commenced the production of thin film solar cells. The Company accounts for its 35% interest in JV under the equity method of accounting.

Under the terms of the agreement, the JV was to be formed with an aggregate cash capital contribution of RMB 142,800,000 (approximately $22 million) by Bengbu and the Agency and the contribution by Sichuan Apollo’s of assets consisting of land, a manufacturing plant, equipment and three patents with a net book value of approximately $1.7 million with a fair market value of RMB 49,980,000 (approximately $7.3 million). Benghu and the Agency own an aggregate of 65% of the JV and Sichuan Apollo owns the remaining 35%. In addition, under the terms of the agreement, debt of Sichuan Apollo aggregating RMB 37,170,000 (approximately $5.4 million) owed to the Agency was assigned to the JV.  The value of the net assets contributed by Sichuan Apollo was equal to the proportionate value of the total capital contribution to be made to the JV taking into consideration the cash contribution by the other parties. The assets were valued by the Company’s management giving consideration to the valuation services provided by an independent third party. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the initial cost of the investment and the Company’s proportionate share of the fair value of the JV’s net equity, which, if treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. From the year ended December 31, 2009 to September 30, 2012, the Company contributed net assets of approximately RMB 29 million (equivalent to $4.7 million) and a RMB 37,170,000 (equivalent to $5.9 million) loan payable to the Agency was assigned to the JV. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed of RMB 44.8 million (equivalent to $7.1 million). The Company’s equitable share of the excess was reported as income on the statement of operations for the nine months ended September 30, 2012. As of September 30, 2012, all parties has finished the total capital contribution of RMB142, 800,000 (approximately $22.7 million) to JV per agreement. All gain has been recognized as of September 30, 2012.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	September 30, 2012	September 30, 2011
Statement of operations
Revenues	$-	$3,141
Cost of sales	-	1,689
Gross profit	-	1,443
Operating Loss	(321,480)	(707,410)
Loss before income tax	$(321,480)	$(707,410)

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	As of
	September 30, 2012	December 31, 2011

Accrued interest	$819,263	$819,418
Salaries and benefits	182,092	275,194
Other taxes	290,990	715,277
Professional fees	82,042	102,779
Accrued R&D expenses	750,000	375,000
Other payables and advances	544,198	390,280

Total	$2,668,585	$2,677,948

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

 NOTE 7.  SHORT-TERM LOAN

 Short-term loans consist of the following loans collateralized by assets of the Company:

	September 30,	December 31,
	2012	2011

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$653,584	$654,974

2) Loan payable to Bank of Communication, Chengdu branch due on July 29, 2012, with interest at 8.53% per annum, collateralized by the buildings and land use right of Diye, which was paid in full on July 27, 2012	-	317,179

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo	727,963	792,947

4) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	696,313	697,794

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on December 25, 2012,with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	1,582,528	1,585,894

6) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on March 28, 2012, with interest of 6.73% per annum. The loan was paid in full in March 2012.	-	1,586

7) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Branch, Wuhan due on October 31, 2012,with interest at 7.5% per annum, collateralized by Sichuan Xinlong's 100% ownership in Shimian. The Company is negotiating with the bank to extend the loan.	1,266,023	-

8) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013	793	-

9) loan payable to an unrelated party, non-interest-bearing and due on November 20, 2012	1,974,996	-
	$6,902,200	$4,050,374

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 8.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and nine months ended September 30, 2012 and 2011.

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

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2012 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3 million and $8 million, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4 million for which the Company has provided a 100% valuation allowance.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	Nine months ended September 30
	2012	2011

U.S. Statutory rate of 35%	$(766,611)	$(94,108)
Tax rate difference between China and U.S.	354,415	83,369
Change in valuation allowance	412,196	(51,788)
Tax paid for prior year	102,835	-
Permanent difference	-	(60,916)
Effective tax	$102,835	$(123,443)

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

The provisions for income taxes are summarized as follows:

	Nine months ended September 30
	2012	2011
Current	$102,835	$150,238
Deferred	-	(273,681)
Total	$102,835	$(123,443)

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

As of September 30, 2012 and December 31, 2011, the Company had VAT tax receivable of $5,374 and payable of $62,511, respectively.

NOTE 9. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of September 30, 2012 and December 31, 2011, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 10.  BUSINESS SEGMENTS

For the nine months ended September 30, 2012,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$380,463	$3,493,237	$-	$-	$3,873,700

Operating loss	$(878,838)	$(1,911,980)	$(165,901)	$(825,949)	$(3,782,668)

Depreciation and amortization	$526,485	$147,260	$24,288	$-	$698,033
				-
Capital expenditures	$53,659	$58,798	$2,330	$-	$114,787

For the nine months ended September 30, 2011,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$8,968,872	$-	$-	$8,968,872

Operating loss	$(614,467)	$(69,593)	$(210,322)	$(689,392)	$(1,583,774)

Depreciation and amortization	$528,904	$177,355	$23,817	$-	$730,076

Capital expenditures	$16,819	$210,663	$64,498	$-	$291,980

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

For the three months ended September 30, 2012,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$205,931	$807,389	$-	$-	$1,013,320

Operating loss	$(307,601)	$(628,746)	$(52,673)	$(240,602)	$(1,229,622)

Depreciation and amortization	$170,393	$51,018	$8,025	$-	$229,436

Capital expenditures	$25,439	$1,533	$-	$-	$26,972

For the three months ended September 30, 2011,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$2,245,534	$-	$-	$2,245,534

Operating loss	$(232,140)	$(200,514)	$(59,448)	$(173,894)	$(665,996)
		、			-
Depreciation and amortization	$175,917	$60,083	$8,037	$-	$244,037
					-
Capital expenditures	$1,385	$188,073	$11,285	$-	$200,743

NOTE 11. CONCENTRATIONS

For the nine months ended September 30, 2012, two major customers accounted for approximately 16% and 15% of total sales, respectively.  For the nine months ended September 30, 2012, 10% of sales were made to customers in North America and 90% of sales were made to customers in Asia. Two vendors accounted for approximately 38% and 13% of total purchases, respectively.

For the nine months ended September 30, 2011, two major customers accounted for approximately 23% and 13% of total sales separately. For the nine months ended September 30, 2011, 24% of sales were made to customers in North America and 75% of sales were made to customers in Asia.

For the three months ended September 30, 2012, two major customers accounted for approximately 27% and 12% of total sales, respectively.  For the nine months ended September 30, 2012, 98% of sales were made to customers in Asia and 2% of sales were made to customers in North America. Four vendors accounted for approximately 49%, 15%, 13% and 11% of total purchases, respectively.

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

Results of Operations

Sales

Sales for the three months ended September 30, 2012 were $1,013,320, compared to the sales of $2,245,534 in the same period in 2011, a decrease of $1,232,214 or approximately 54.9%. Sales for the nine months ended September 30, 2012 were $3,873,700, compared to the sales of $8,968,872 in the same period in 2011, a decrease of $5,095,172 or approximately 56.8%.  The primary reasons for the reduction in sales were:

•	Decrease in overseas sales due to the financial crisis in Europe and slower than expected recovery of economy in USA.
•	Decrease in the selling price of Selenium due to weak demand.
•	Decrease in quantity of the product purchased by our customers due to uncertainty in the economy.

Gross profit

Although our sales fell by 54.9% and 56.8% in the three and nine months ended September 30, 2012, compared to the same periods of 2011, our cost of sales decreased by only 39.6% and 40.1% in the three and nine months ended September 30, 2012 comparing to the same periods of 2011. The disparity was attributable to increases in the cost of raw materials that we were unable to pass along to our customers.  As a result, we recorded a deficit in gross profit of $145,969 and $627,871for the three and nine months ended September 30, 2012, compared to gross profit of $325,262 and $1,450,527 in the three and nine months ended September 30, 2011.

Selling expense

For the three months ended September 30, 2012, selling expenses were $100,913 compared to $71,805 for the three months ended September 30, 2011, representing an increase of 40.5%. For the nine months ended September 30, 2012, selling expenses were $210,599 compared to $247,008 for the nine months ended September 30, 2011, representing a decrease of 14.7%. This decrease was primarily due to our continued tighter controls over selling expenses in a weak market.

General and administrative expenses

We incurred general and administrative expenses of $540,127 and $1,966,660 for the three and nine months ended September 30, 2012, compared to $835,272 and $2,412,540 in the same period of 2011, representing a decrease of 35.3% for the three month period and 18.4% for the nine month period. Included in the general and administrative expenses was the amortization of stock based compensation and stock issued for services totaling $352,990 and $482,594 in the nine months ended September 30, 2012 and 2011, respectively. The decrease in our general and administrative expenses was primarily due to tighter budget controls.

Research and development expenses

For the three months ended September 30, 2012, we incurred research and development expenses of $442,613, compared to $84,181 for the three months ended September 30, 2011. This represents an increase of 426%. For the nine months ended September 30, 2012, we incurred research and development expenses of $977,538, compared to $374,753 for the nine months ended September 30, 2011. This represents an increase of 161%. The increase in the expenses was due to our increased effort on research and development for several new products.

Operating loss

Our operating loss for the three months ended September 30, 2012 was $1,229,622, which was 84.6% greater than our operating loss for the three months ended September 30, 2011. Our operating loss for the nine months ended September 30, 2012 was $3,782,668, which was 138.8% worse than our operating loss for the nine months ended September 30, 2011.

Other income (expense)

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% interest for the contribution of certain assets with a fair value of RMB49,980,000 (approximately $7.3 million) and debt of RMB37,170,000 (approximately $5.4 million).  Accounting standards require that we report a gain on the difference between the initial cost of the investment and our proportionate share of the fair value of the Joint Venture’s net equity. Accordingly, we recorded a gain of $2,038,774 during nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the operations of the Joint Venture resulted in net income of $177,800 and net loss of $321,480, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Gain of Joint Venture of $62,230 and Equity in Loss of Joint Venture of $112,518 for the three and nine months ended September 30, 2012, respectively.  During the three and nine months ended September 30, 2011, our equitable share of the Joint Venture’s losses totaled $141,078 and $388,666, respectively.

In addition, during the three and nine months ended September 30, 2012 we recorded net interest expense of $80,691 and $333,907, respectively.  By comparison, during the three months ended September 30, 2011 we recorded net interest expense of $56,946.  During the nine months ended September 30, 2011 we recorded net interest income of $630,851 due to the classification as interest income of a portion of a debt settlement that we entered into in the first quarter of 2011 with our largest shareholder.

Net income/loss

We recorded a net loss of $2,293,154 for the nine months ended September 30, 2012, which was 1477% greater than the net loss of $145,434 recorded in the same period of 2011. During the three months ended September 30, 2012 we recorded net loss of $1,248,083, compared to a net income of $206,357 recorded in the same period of 2011

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.

Our operating activities during the nine months ended September 30, 2012 used $2,557,136 in cash.  The use of cash exceeded our net loss of $2,293,154 primarily because our net loss was reduced by the non-cash gain of $2,038,774 that we recorded as a result of our investment in the Joint Venture .  That gain was partially offset, however, by sizeable reductions in our inventory and accounts receivable balances, reflecting the recent decline in the level of our operations.

By comparison, net cash provided by operating activities for the nine months ended September 30, 2011 was $72,557, primarily due to a $3,109,783 reduction in our inventory level during that period.

Net cash (used in) investing activities.

Net cash used in investing activities for the nine months ended September 30, 2012 was $144,787, which resulted from the purchase of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $477,642. Cash was generated for the nine months ended September 2011 which primarily resulted from the proceeds from sale of assets, less capital expenditures on the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the nine months ended September 30, 2012 by taking short-term loans totaling $2,865,182.

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

Working capital

 The Company has a working capital deficit of $5,660,085 at September 30, 2012.  This represented an atrophy of $3,257,537 since December 31, 2011. The primary reason for the atrophy of working capital was the $2,293,154 loss that we incurred during nine months ended September 30, 2012, which we funded by taking short-term loans.

Contractual obligations

The following table describes our contractual commitments and obligations as of September 30, 2012:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years		More Than 5 Years
Short term loans	$6,902,200	$6,902,200	$-		$-	$-
Loans from shareholder and related party	$310,347	$310,347	$-	$		$-

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Sichuan Apollo, and our functional currency is the RMB. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar and, as a result, the RMB has appreciated against the U.S. dollar by approximately 8.26% from 1:8.27 on July 21, 2005 to 1:6.6023 on December 31, 2010 and 1:6.30559 on December 31, 2011. In converting our RMB income statement amounts into U.S. dollars we used the following RMB/$ exchange rates: 6.3085 and 6.3483 for the nine months ended September 30, 2012 and 2011 respectively. There is no guarantee that we will benefit from the exchange rate in the future and our operations may suffer if a less favorable exchange rate develops.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of September 30, 2012.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Apollo Solar Energy, Inc.

Date: November 14, 2012	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: November 14, 2012	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer