Form 10-K
period 2012-12-31
APOLLO SOLAR ENERGY, INC.
filed 2013-05-10
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,586,100 based on the closing price of the registrant’s common stock on the OTC Bulletin Board of $.30 per share.

There were 51,795,961 shares of common stock outstanding as of May 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

PART I

ITEM 1.                       BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium (“Te”) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January, 2014 for exploration and mining activities at our Dashuigou property, and through May 2013 for mining activities at our Majiagou property.  The licenses are subject to potential renewal at their termination date, and our license for the Majiagou property has already been pre-approved by the government for renewal.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. We had planned to begin mining at Dashuigou in 2012, but were delayed by new mining regulations adopted by the local government.  We have achieved compliance with the new regulations, and an indication from the local government that we are approved for mining.  By the end of 2014, therefore, we plan to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou, Majiagou and other projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.

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

In November 2009 we entered into a joint venture to produce thin film solar cells.  Our principal joint venture partner is Bengbu Design & Research Institute for the Glass Industry, which is an affiliate of China National Building Materials Group, a giant state-owned entity.  A local government agency also owns an equity interest in the joint venture.  In exchange for our contribution of land and facilities as well as three patents, we received a 35% equity interest in the joint venture, which is named CEO Apollo Solar.  At present, COE Apollo Solar is engaged in research regarding glass used in production of thin film solar cells, and is developing a production line for 80MW CdTe thin film solar modules.  COE Apollo Solar has obtained the requisite government licenses, and expects to initiate construction of the assembly line during 2013, with completion scheduled for 2014.

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

Our Variable Interest Entity Agreements

As illustrated in the diagram below, we entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (the “VIE”) and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these VIE Agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area property and the mining rights related to that certain tellurium and bismuth property in Shimian Majiagou, which rights we collectively referred to as the Exploration Business.  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Exploration Business for a specified period of time.  As a result, we consolidate the financial results of the VIE related to the Exploration Business pursuant to FASB ASC 810-10, “Consolidation.”

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

Renewable Energy Industry

The demand for electricity is steadily increasing as the worldwide economy continues to grow. Global electric power generation is expected to reach 25,000 terawatt hours, or TWh, annually by 2020, according to the Energy Information Administration, or the EIA, of the United States government, up from 17,000 TWh in 2005. Fossil fuels account for approximately 65% of the world’s supply of electricity. However, fossil fuels face a number of challenges that limit their availability and result in significant price pressures. The limited availability and rising cost of fossil fuels have stimulated the development of renewable energy technologies and created, in our view, a significant business opportunity.

Renewable energy sources for electric power generation include hydroelectric, biomass, geothermal, wind and solar. Among renewable sources of electricity, we believe solar energy has the most potential to meet the world’s growing electricity needs. According to the U.S. Department of Energy, the sun is the only source of renewable energy that has a large enough resource base to meet a significant portion of the world’s electricity needs. A study commissioned in 2002 by the U.S. Department of Energy estimated that, on average, 120,000 trillion Watts, or TW, of solar energy strike the Earth per year, far exceeding the global electricity consumption rate of 14.3TW.  At typical latitude for the United States, a net 10% efficient solar energy “farm” covering 1.6% of the U.S. land area could theoretically meet the country’s entire domestic electricity needs.

Thin Film Photovoltaic Technologies

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

Approximately 80% of PV-generated electricity is currently produced using traditional crystalline silicon. This technology requires a significant amount of high-purity silicon. The increase in PV production has resulted in a shortage of this type of silicon, adversely affecting PV growth and costs. Recently, because of over-capacity in silicon wafer, cost of traditional PV has come down significantly. However, thin-film technologies based on either amorphous silicon or Cadmium telluride (CdTe) are rapidly being phased into production because of their potential for further lowering the cost of PV modules. This is largely due to the fact that thin-film-based modules, as their name implies, consume much smaller amounts of the starting materials, typically only 1% compared to crystalline silicon, and also because they are produced using a continuous manufacturing process which is mass production proven. Additionally, thin film technologies are inherently free from the supply constraints associated with traditional silicon-based photovoltaic technologies, thus offering additional cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain a foothold in the market.

Strategy

We seek to become a leading global provider of both high-purity metals and PV products by taking advantage of our high degree of vertical integration, which we believe will yield economies of scale and cost savings.  We consider ourselves uniquely positioned in China among suppliers of high-purity materials because of our exclusive access to the Dashuigou and Majingou mines.

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

·•
Increase production capacity. In May 2008, we relocated our operations to a new 330,000 square foot facility in Chengdu, PRC and launched an aggressive expansion project to increase our annual production capacity of high-purity materials to 1,000 tons.  Among these 1,000 tons, we plan to increase our capacity to produce tellurium and cadmium telluride. We will continue to closely monitor the progress of this expansion project to avoid risks of over-expansion, while evaluating other available expansion opportunities. We believe expansion of our production capacity is likely to result in greater economies of scale for our operations.

•
Penetrate new market segments. Our current key markets are the United States and China, which represented our two largest markets based on revenues in 2012. We are seeking to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term. For example, we entered into 6N sulfur supply contracts with several German companies, including Sulfurcell Solartechnit GmbH, during the last several years. We believe the visibility of our brand name in Germany will help us expand into our new targeted markets in Europe. We also plan to hire additional sales agents to be based in Europe and the Middle East to provide services to our customers in those markets.

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

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2012 28% of our sales were to two customers:  Lianlian Industry Co., Ltd. (15%) and Weilin Chemical Co., ltd. (13%), both of which are located in China.  In 2011, approximately 45% of our sales were to three customers:  Zhuzhou Jingchang Technology (20%), Redlen Technology (13%) and First Solar (12%). We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

In 2012, 95% of our sales were made to customers in China, due to a dramatic drop in international demand.  Industry sources have indicated to us that potential North American customers have experienced delays in the development of CdTe based thin film PV panels, which has reduced potential demand for our products in North American. We believe that this softening of demand may last for another year or so.  In 2011, 72.3 % of our sales were made to customers in Asia, 27% of our sales were made to customers in North America and 0.7% of our sales were made to customers in the rest of the world. In 2010, 31.7% of our sales were made to customers in Asia and 66.8% of our sales were made to customers in North America.

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

As of December 31, 2012, our research and development team consists of 26 full-time employees, which are broken down into four groups:

•	Mineral resources prospecting and development, 20 engineers;

•	Mineral processing, metallurgy, new materials, 2 engineers;

•	New energy development, 3 engineers; and

•	Geologists, 1.

Additionally, we have strategic research and development collaborations with various universities including Sichuan University, Chengdu Electronic Engineering University, Chengdu Polytechnic University, Shanghai Technical Physics Institute and China Nonferrous Metal Research Institute.

On March 16, 2010, we entered into a Joint Research Agreement with the New Jersey Institute of Technology (“NJIT”), pursuant to which we agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000 over a three-year period.  Under the terms of the Agreement, NJIT agreed to provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology.   Through June 2012, the Company had paid US$500,000 in sponsorship fund to NJIT and had accrued an obligation of $625,000, all of which was recorded as Research & Development expense.  In July 2012, however, NJIT terminated our agreement and asserted that we had acquired no rights to intellectual property developed during the term of the agreement.

In 2012, after our relationship with NJIT terminated, China National Building Material Group commenced a joint venture with the NJIT Solar Research Center, which was renamed “CNBM-NJIT PV Material Research Center” in February 2013.  The Center continues to engage in research regarding high purity metals and PV materials, the benefits of which should inure to CEO Apollo Solar, our joint venture with an affiliate of China National Building Material Group.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2012, we held sixteen Chinese patents with respect to our proprietary refining techniques and had an additional three patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending. In 2010, the Company transferred three patents to the Joint Venture with an approximate appraised value of RMB13, 781,300.

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

Safety Performance

We have received no reports of occupational injuries or other safety accidents with respect to its operations since we received our Safe Production License from the Chinese government on April 11, 2006. We have a production staff of 12 persons in Dashuigou that are supervised by our Safety Production Committee, which reports directly to our management team.  We have also adopted safety production guidelines and procedures that require every member of our production staff to participate in specific safety training programs and to obtain a safety working permit issued by the local governmental authorities prior to commencing such work.  Additionally, we provide an annual internal training program to all our employees that details our safety measures and emergency recovery programs currently in place.  Each of our employees is covered by a special occupational and health insurance program, and undergoes a regular physical examination.

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

Income Tax

The corporate income tax rate applicable to all companies organized in the PRC, including both domestic companies and foreign-invested companies, is 25%.  On July 16, 2009, one of our wholly owned subsidiary, Sichuan Xinlong received PRC government approval on the High-Tech Enterprise Certificate which allowed us to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011. The national tax rate of 25% will be applied to Sichuan Xinlong from January 1, 2012.

Employees

We employ 92 people. Of our employees, 61 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	34
Research and Development	26
Administration	18
Sales and Marketing	10
Senior Management	4

Total	92

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

We have accumulated significant net losses from our inception through December 31, 2012 and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company has, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou mines with a validity period of 6 years and may apply to the relevant authorities for extension.  The Company will not be able to exploit the entire mineral resources of the mines during the license period. If the Company fails to renew its mining rights upon expiration of the license term, or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company will be adversely affected.

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

In 2012, 28% of our sales were made to two customers.  In 2011, approximately 45 % of our sales were to three customers. In 2010, our top three customers accounted for 75% of our revenue.  In 2009, approximately 90% of sales were to two customers. We have been committing tremendous effort to expanding our customer list, and our results in 2011 reflected a certain level of success. However, the loss of, or a decrease in the amount of business from, one of these customers, or any default in payment on their part, could still significantly reduce our net sales and harm our operating results. For example, First Solar had been our largest customer in 2009 and 2010.  In 2011, however, we found our relationship with First Solar to be economically unfavorable and, by mutual agreement, terminated the relationship in the first quarter of 2012, after sales to First Solar diminished significantly in 2011.

We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. We therefore expect that our dependence on our major customers will continue during most of 2013, at which point we intend to further reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well as to supply the needs of companies active in the medical imaging market.

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

The national, provincial and local governments in the PRC are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.

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

Risks Related to Our Common Stock

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

Our Common Stock is quoted on the OTCQB. However, our bid and asked quotations have not regularly appeared on the OTCQB for any consistent period of time. There is no established trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). Investors may not be able to sell their shares due to the absence of a trading market.

 Our common stock is currently classified as a “penny stock” under SEC rules, which may make it difficult for our shareholders to resell their shares of our common stock.

The Rules of the Securities and Exchange Commission classify as a “penny stock” any security that does not trade on a national securities exchange (e.g. NYSE, NYSE Amex, NASDAQ, etc., but not including the OTC Bulletin Board or the OTCQB) if the market price of the security is less than $5.00 per share.  SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.”  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  For this reason and because penny stocks are generally considered to be more risky than non-penny stocks, many brokers will not recommend the purchase of penny stock by their customers.

Our common stock is not listed on a national securities exchange, and is currently priced below $5.00, as a result of which our common stock is currently classified as a penny stock.  The holders of our common stock may experience greater difficulties in attempting to sell the stock, due to the limited market for penny stock. In addition, because the penny stock classification reduces the liquidity of a security, the classification may have a negative effect on the market price of our common stock, such that our shareholders may not be able to obtain a satisfactory sale price.

ITEM 2.                       PROPERTIES

General

Our corporate headquarters are located in Shuangliu Chengdu, Sichuan, China, where we own the land use rights and occupy 89,412 square meters of space. Our Shuangliu facility currently consists of an office building, testing center, laboratory, production department, dormitory, and dining hall.

Dashuigou and Majiagou Projects

Property Mineral Rights

Under the “Mineral Resource Law of the China,” all mineral resources in the PRC are owned by the state.  A mining or exploration enterprise may obtain a permit for conducting mining or exploration activities in a specific area during a specified period of validity. These permits are generally extendable at the expiration of their period of validity.  To renew an exploration permit, all exploration permit fees must be paid and the minimum exploration expenditure should have been made for the area designated under the exploration permit.  To renew a mining permit, all mining permit fees and resource compensation fees must be paid to the state for the area designated under the mining permit.  A mining permit has both horizontal limits and elevation limits, but an exploration permit has only horizontal limits.

Effective August 22, 2008, we acquired 100% of the equity of Sichuan Xinju Shimian Dadu River Mining & Metallurgy Co., Ltd. from Renyi Hou, our former Chairman and Chief Executive Officer, Wei Li and Yong Ling, a former CFO. With this acquisition, we obtained an exclusive permit to explore and mine the Dashuigou tellurium mine.  On April 10, 2009, we entered into the VIE Agreements with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding a majority of its voting equity stock. The VIE Agreements provided us control of an entity with a permit to explore and mine the Dashuigou and Majiagou mines.  Details of the effective dates and geographic areas of the permits for mining and exploration rights relating to Dashuigou and Majiagou properties are listed in the table below:

Mineral Rights Controlled by Sichuan Apollo
Project	Permit Name	Permit Type	Number	Area (km2)	Elevation Range (m)	Termination
Daishuigou	Daishuigou Te-Bi-S-Fe Mine	Mining	5100000730004	0.8	1,440 - 1,705	Jan. 2014
	Gaishuigou Pb-Zn-Mable Exploration	Exploration	T51120080403005938	6.29	n/a	June 2013
Majiagou	Majiagou Te-Bi Mine	Mining	5100000510226	0.0568	1,540 - 1,640	May 2013

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

Market Prices for Tellurium

The average price for industry grade tellurium with a purity of at least 99.95% increased dramatically from US$13 per kilogram in 2004 to US$280 per kilogram in 2012. Although there is insufficient public information, prices for high-purity tellurium of 99.999% to 99.99999% (or 5N to 7N) Te are considerably higher than the price of industrial grade tellurium.

ITEM 3.                        LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

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

	Common Stock Price
	High	Low

Fiscal Year Ending December 31, 2012
Fourth Quarter	$0.30	$0.22
Third Quarter	$0.31	$0.17
Second Quarter	$0.51	$0.20
First Quarter	$0.40	$0.15

Fiscal Year Ending December 31, 2011
Fourth Quarter	$0.75	$0.15
Third Quarter	$1.90	$0.50
Second Quarter	$2.70	$1.50
First Quarter	$3.92	$2.30

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

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the fourth quarter of 2012.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2012.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Empire Stock Transfer, Inc.

Equity Compensation Plan Information

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

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

In our preparation of the consolidated financial statements for 2012 there were five estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:

•	Our determination of the appropriate allowance for assets held for sale, as disclosed in Note 6 to our Financial Statements. We based the determination on current market conditions.

•
Our determination to record our inventories at cost, as disclosed in Note 4 to our Financial Statements.  We based the determination on our expectation that we will be able to liquidate our inventories at prices (net of selling expenses) in excess of cost.

•
Our determinations of the useful life of our property and equipment, as disclosed in Note 5 to our Financial Statements. We based the determination on our assessment of the useful life of comparable property and equipment.

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

Results of Operations

 Sales

Net sales for the year ended December 31, 2012 were $4,484,708, 56.8% lower than the net sales of $10,369,260 for the year ended December 31, 2011. The decrease in net sales was primarily attributable to the general downturn of the international solar industry.  Whereas in 2011 international sales made up 28% of our sales, and 68% in 2010, in 2012 only 5% of our sales were made to customers outside of China.

Tellurium represented the greater part of our sales in 2012, as we generated $3,225,806 in revenue (72% of total revenue) from the sale of 17.7 tons of tellurium.  The remainder of our sales revenue arose from the sale of 35.8 tons of miscellaneous high purity metals and compounds.

 Gross loss

Our gross loss for the year ended December 31, 2012 was $365,405, as we realized a negative gross margin of (8.1%).  in 2011 our sales yielded $1,484,893 in gross profit with a gross margin of 14.3%.

The primary reason for the gross loss realized in 2012 was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market, where prices have risen significantly in the past several years.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in the next year.

Selling expenses

For the year ended December 31, 2012, selling expenses were $271,575, compared to $369,092 for the year ended December 31, 2011 representing a 26.4% decrease.   The percentage of our selling expenses to net sales actually increased to 6.1% from 3.6% from the year ended December 31, 2011, reflecting our increased efforts to promote our products to the market.

General and administrative expenses

We incurred general and administrative expenses of $3,292,124 for the year ended December 31, 2012, compared to those of $4,213,495 for the year ended December 31, 2011, representing a decrease of 22%. The principal reason for the decrease was the significant reduction in our staff from year to year.  In particular, certain members of senior management left the company, resulting in expiration of their stock options.  Our stock-based compensation expense, therefore, fell from $899,788 in 2011 to $423,598 in 2012.

Research and development expenses

For the year ended December 31, 2012, we incurred research and development expenses of $1,265,423, representing an increase of 35% from the research and development expenses of $934,583 that we incurred for the year ended December 31, 2011. Most of the increase was related to efforts to develop new metal products. Research and development expense in 2012 included $250,000 payable to NJIT pursuant to our now-terminated Joint Research Agreement.  In 2011 we accrued $500,000 for that purpose. We are committed to the improvement of product quality and the development of new products.

Gain from investment in Joint Venture; Income(loss) on equity of Joint Venture

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% equity interest in the joint venture, CEO Apollo Solar, in exchange for our contribution of certain assets with a fair value of $7,735,046 and debt of $5,752,534.  Accounting standards require that we report a gain on the difference between the cost we incurred in acquiring the contributed assets and our proportionate share of the net equity of the joint venture. For this reason, during 2012 we recorded a gain of $2,041,525.  As all contributions to the equity of COE Apollo Solar  were completed in 2012, no further gain or loss will be recorded in connection with the formation of the joint venture.

Because we hold a minority interest in COE Apollo Solar, we record our share of the joint venture’s profits and losses on the equity basis. For 2012, we recorded a gain of $7,496 on our investment in COE Apollo Solar and for 2011 a loss of $80,058, representing 35% of the net gain and net loss incurred by that entity in those years.

Interest expense

For the years ended December 31, 2012 and 2011, we incurred interest expenses of $1,054,240 and $272,619 respectively, representing an increase of 287%. The increase occurred primarily because we substantially increased our debt in order to finance construction in process.

In 2011 we recorded $837,359 in interest income from a related party.  This accounting entry occurred when our largest shareholder, Renyi Hou, satisfied a loan of $4,379,411 that he had borrowed from the Company.  The loan, when originally incurred, had been non-interest-bearing.  When Mr. Hou and the Company’s board of directors agreed that the loan would be satisfied by Mr. Hou’s surrender to the Company of a portion of his common shares, the determination was made that the failure to charge interest on the loan was a result of the loan being non-arms-length.  Mr. Hou was required, therefore, to surrender sufficient shares to repay the principal plus interest accrued ab initio.

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

The Company’s subsidiary, Sichuan Xinlong, is classified as high-tech company and, for that reason, was allowed to pay income tax at only 15% in China for the years ended December 31, 2011 and 2010.  Commencing in 2012, however, Sichuan Xinlong is paying income tax at the national rate of 25%.

Provision for income tax for the year ended December 31, 2012 was $102,918, compared to $0 for the year ended December 31, 2011.

 Net loss

For the year ended December 31, 2012 we had a net loss of $5,227,750, compared to a net loss of $3,768,738 for the year ended December 31, 2011. Our expectation is that we will continue to incur losses until we are able to source most of our Tellurium from our own mines.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from owners and short term loans from financial institutions in China.  Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds, either debt or equity, to finance our current operations.

The following table summarizes our liquidity and capital resources for the periods presented.

	December 31,
	2012	2011

Cash	$940,225	$363,771
Working capital (deficit)	$(7,497,221)	$(2,402,548)
Shareholder's equity	$14,736,634	$19,530,517

The Company had a working capital deficit of $7,497,221 at December 31, 2012.  This represented an atrophy of $5,094,673 from the $2,402,548 working capital deficit that it showed at December 31, 2011. The primary reason for the atrophy of working capital was the $5,227,750 loss that we incurred in 2012.

The following table describes our contractual commitments and obligations as of December 31, 2012:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Loans from shareholders and related party	$373,322	$373,322	$-	$-	$-
Short-term loans	$7,797,845	$7,795,845	$-	$-	$-
Convertible loan	$100,970	$-	$-	$100,970	$-
	$8,272,137	$8,171,167	$-	$100,970	$-

Given that the Company’s debt obligations in 2013 equal 169% of its current assets at December 31, 2012, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash flows

The following table shows the movements of our cash for the periods presented.

	Years Ended December 31,
	2012	2011

Net cash used in operating activities	$(3,228,441)	$(112,367)
Net cash provided by (used in) investing activities	(197,019)	559,218
Net cash provided by (used in) financing activities	4,002,950	(2,781,708)
Effect of exchange rate changes on cash	(1,036)	22,452
Net increase (decrease) in cash	$576,454	$(2,312,405)
Cash at beginning of year	363,771	2,676,176
Cash at end of year	$940,225	$363,771

Net cash used in operating activities.

Net cash used in operating activities for the year ended December 31, 2012 was $3,228,441, compared to $112,367 used in the year ended December 31, 2011.  For the year ended December 31, 2012, the net cash used in operation activities was primarily attributable to net loss of $5,227,750.  That net loss would have been worse but for the non-cash gain of $2,041,525 on investment in the joint venture that we recorded.  On the other hand, the net loss included a non-cash expense of $925,093 arising from the impairment of assets held for sale.  In addition, the net loss included $934,155 of depreciation and amortization expense, a non-cash expense.  Finally we were able to reduce our cash usage by reducing our inventories by $663,606.

For the year end December 31, 2011, the primary reason that cash usage was significantly less than the net loss was the decision to reduce our inventory balance in that year by $2,990,194. In addition, we increased our accrued expenses by $1,506,748, which offset the $1,448,943 in cash that we used to satisfy accounts payable for construction.

Net cash provided by (used in) investing activities.

Our investing activities for the year ended December 31, 2012 used $197,019 in cash. This is primarily attributable to the purchase of property and equipment.

Our investing activities for the year ended December 31, 2011 provided $559,218 in cash.  We realized $814,967 from the sale of buildings and equipment which we used before we moved into our current facility in 2009.  The cash from that sale offset the $255,749 that we spent on property and equipment in 2011.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities for the year ended December 31, 2012 was $4,002,950. This is primarily attributable to $3,743,218 of proceeds from loans and $100,970 of proceeds from unrelated party loan.

In contrast, net cash used in financing activities for the year ended December 31, 2011 was $2,781,708, as we reduced the balance of our short-term loans by $1,159,168 and the balance of our shareholder loan by $1,639,727.

Future Capital Expenditures

On April 10, 2009, we signed the VIE Agreements to acquire the exploration rights of the Dashuigou area and the mining rights of the Majiahou mine. We expect to invest in exploration, mining equipment, and refinery facility in the future so that we can source tellurium internally. Additional capital for this objective will be required that is in excess of our current resources, requiring us to raise additional capital through future equity offerings or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing material financial position and results of operations.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

ITEM 7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011.

F-3	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012 and 2011.

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying financial statements, the Company has negative working capital of $7,497,221, did not generate cash from its operations, and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
May 9, 2013

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$940,225	$363,771
Accounts receivable, net of allowance of $18,872 and $57, 994	339,648	804,577
Inventories	3,202,724	4,065,987
Prepaid expenses and other current assets	353,605	1,001,660
Total Current Assets	4,836,202	6,235,995

Long-term Assets
Property, machinery and mining assets, net	16,853,702	20,370,831
Assets held for sale	-	924,765
Non-marketable investment	55,546	55,506
Investment in and advances to Joint Venture	5,425,577	581,963
Total Long-term Assets	22,334,825	21,933,065

Total Assets	$27,171,027	$28,169,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term loans	$7,797,845	$4,050,374
Account payable - trade	261,953	202,853
Account payable - construction vendors	1,164,411	1,493,155
Accrued expenses and other current liabilities	2,735,892	2,677,948
Due to stockholders and related parties	373,322	214,213
Total Current Liabilities	12,333,423	8,638,543

Long-term liabilities
Convertible loan	100,970	-
Total liabilities	12,434,393	8,638,543

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011
Common stock:	51,796	51,796
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and 49,377,038 shares outstanding as of December 31, 2012 and 2011
Additional paid-in capital	33,032,641	32,609,043
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(16,125,326)	(10,897,576)
Accumulated other comprehensive income	2,994,293	2,984,024
Total Stockholders' Equity	14,736,634	19,530,517

Total Liabilities and Stockholders' Equity	$27,171,027	$28,169,060

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2012	2011

Sales	$4,484,708	$10,369,260

Cost of goods sold	(4,850,113)	(8,884,367)

Gross profit (loss)	(365,405)	1,484,893

Operating expenses:
General and administrative expenses	3,292,124	4,213,495
Selling expense	271,575	369,092
Research and development expenses	1,265,423	934,583
Impairment on assets held for sale	925,086	221,143
Total operating expenses:	5,754,208	5,738,313

Operating loss	(6,119,613)	(4,253,420)

Other income (expense)
Interest income-related party	-	837,359
Interest expense, net of interest income	(1,054,240)	(272,619)
Income (loss) in equity in Joint Venture	7,496	(80,058)
Gain on investment in Joint Venture	2,041,525	-
Total other income	994,781	484,682

Loss before provision for income taxes	(5,124,832)	(3,768,738)

Provision for income taxes	102,918	-

Net loss	(5,227,750)	(3,768,738)

Other comprehensive loss
Foreign Currency Translation Adjustment	10,269	963,429
Comprehensive loss	$(5,217,481)	$(2,805,309)

Loss per share
Basic	$(0.11)	$(0.08)
Diluted	$(0.11)	$(0.08)

Weighted average shares outstanding
Basic	49,377,038	49,819,684
Diluted	49,377,038	49,819,684

See accompanying notes to the consolidated financial statements

Apollo Solar Energy Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other	Total
	Common stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Share	Amount	Capital	Stock	Deficit	Income	Equity

Balance as of December 31, 2010	51,655,961	$51,656	$31,709,395	$-	$(7,128,838)	$2,020,595	$26,652,808

Acquisition of treasury stock for repayment of loan from related party	-	-	-	(5,216,770)			(5,216,770)
Issuance of new shares for services	140,000	140	305,060			-	305,200
Issuance of option for services	-	-	594,588	-		-	594,588
Foreign currency translation adjustment	-	-	-			963,429	963,430
Net loss	-	-	-		(3,768,738)	-	(3,768,739)
Balance as of December 31, 2011	51,795,961	51,796	32,609,043	(5,216,770)	(10,897,576)	2,984,024	19,530,517

Issuance of option for services	-	-	423,598	-			423,598
Foreign currency translation adjustments			-	-		10,269	10,269
Net loss	-	-	-		(5,227,750)	-	(5,227,750)
Balance as of December 31, 2012	51,795,961	$51,796	$33,032,641	$(5,216,770)	$(16,125,326)	$2,994,293	$14,736,634

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

Cash flows from operating activities:

Net Loss	$(5,227,750)	$(3,768,738)
Adjustments to reconcile net loss to net cash provided by operating activities:	-
Stock-based compensation	423,598	899,788
Interest income from related party loan	-	(837,359)
Gain on investment in Joint Venture	(2,041,525)	-
Income in equity of Joint Venture	(7,496)	80,058
Deferred tax assets	-	(25,329)
Inventory allowance	202,238	-
Depreciation and amortization	934,155	969,442
Impairment of assets held for sale	925,093	220,189
Loss on sale of assets	-	133,119
Provision for bad debts	113,992	53,054
Changes in operating assets and liabilities:
Accounts receivable	504,481	(537,589)
Inventory	663,606	2,990,194
Prepaid expenses and other current assets	495,390	(161,258)
Accounts payable-trade	58,933	(185,743)
Accounts payable-construction	(329,688)	(1,448,943)
Accrued expenses and other current liabilities	56,532	1,506,748
Net cash used in operating activities	(3,228,441)	(112,367)

Cash flows from investing activities:

Proceeds from sale of assets	-	814,967
Acquisition of property and equipment	(197,019)	(255,749)
Net cash provided by (used in) investing activities	(197,019)	559,218

Cash flows from financing activities:
Proceeds from (repayment of) short-term loans	3,743,218	(1,159,168)
Proceeds from convertible loan	100,970	-
Proceeds from (repayment of) stockholder loan	199,733	(1,639,727)
Due to related parties	(40,971)	17,187
Net cash provided by (used in) financing activities	4,002,950	(2,781,707)

Effect of exchange rate changes on cash	(1,036)	22,452

Net increase (decrease) in cash	576,454	(2,312,405)

Cash at beginning of year	363,771	2,676,176
Cash at end of year	$940,225	$363,771

Supplemental disclosure of cash flow information
Income tax paid in cash	$102,918	$18,956
Interest expense	$432,030	$263,395
Non-cash financing activities
Treasury stock acquired in satisfaction of loans to related parties	$-	$5,216,770
Non-cash investing activities
Assets transferred to Joint Venture	$2,793,226	$-
Assets sold	$-	$971,537

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Apollo Solar Energy, Inc. (“the Company”) develops and manufactures high purity metals and compounds which are widely used in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells. The Company owns the exclusive rights to the Dashuigou tellurium mine through at least January 2013.

The company entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (“XMR”), or the VIE, and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from the Mining Business for a specified period of time. The Company considered the terms of its interest in XMR and determined that it was a VIE in accordance with ASC 810-10-55 and that it should be consolidated with the Company.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, its equity method investment (see Note 7) and XMR, a Variable Interest Entity (“VIE”).

All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation. Certain amounts included in 2011 financial statements have been reclassified to conform to the 2012 financial statements presentation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $7,497,221, did not generate cash from its operations, and has had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Nevertheless, for our next fiscal year, we anticipate our cash flow from operations to improve. The Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Investments (continued)

The Company accounts for non-marketable investment using the cost method of accounting if the Company has an ownership interest below 20% and does not have the ability to exercise significant influence over an investee.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

We have no financing Assets or Liabilities measured at fair value on a recurring basis.

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

Research and development

Research and development expenditures are charged to operations as incurred. Research and development expenditures were $1,265,423 and $934,583 for the years ended December 31, 2012 and 2011.

Advertising expense

Advertising and promotional costs are expensed as incurred.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Loss per share

Basic losses per share are computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted losses per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As a result of the net loss in 2012 and 2011, the calculation of diluted loss per share does not include the dilutive effect to stock options.

Recently issued accounting pronouncements

In 2012 the company adopted the provisions of Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) that requires presentation of all non-owner changes in equity in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in OCI or when an OCI item must be reclassified to net income. The adoption of ASU 2011-05 did not affect our consolidated statements of financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

 NOTE 4.  INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2012	December 31, 2011

Raw Materials	$765,637	$719,635
Work-in-progress	860,535	1,322,666
Finished goods	1,576,552	2,023,686
Total	$3,202,724	$4,065,987

The Company recorded inventory markdown allowances of $202,238 and $0 for the years ended December 31, 2012 and 2011, respectively.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 5.  PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

		As of
	Estimated lives (years)	December 31, 2012	December 31, 2011
Buildings	40	$13,431,167	$13,703,613
Right to use land	50	1,796,206	4,326,310
Machinery and equipment	10	3,905,752	3,672,942
Office equipment	5	436,658	368,864
Vehicle	5-10	602,732	602,302
Mining	5-40	580,778	578,699
Leasehold improvement	5	64,116	-
Construction in progress		728,281	1,047,891
Sub-total		21,545,690	24,300,621
Less: Accumulated depreciation		(4,691,988)	(3,929,790)
Total		$16,853,702	$20,370,831

Depreciation and amortization expenses for the years ended December 31, 2012 and 2011 were $934,155 and $969,442, respectively.

NOTE 6.  ASSET HELD FOR SALE

The Company acquired battery panels in April 2010 for a proposed solar power project. Subsequently, the Company discontinued the proposed project and reclassified those battery panels from property, machinery and mining assets to asset held for sale. The battery panels were purchased for $1,438,000. Impairment loss of $274,675 and $220,189 were recorded in 2010 and 2011, respectively.

During the year ended December 31, 2012, based on current and anticipated market condition, the Company decided to record an additional impairment charge of $925,093, which reduced its carrying value to zero.

NOTE 7.  EQUITY METHOD INVESTMENT IN JOINT VENTURE

On November 9, 2009, Sichuan Apollo Solar Science & Technology Co. Ltd. (“Sichuan Apollo”), a wholly-owned foreign subsidiary of the Company, entered into a joint venture agreement (the “Agreement”) with Bengbu Design & Research Institute for Glass Industry (“Bengbu”) and a local Chinese government agency (the “Agency”). The Joint Venture (“JV”) was formed to conduct research and development related to glass used in the production of thin film solar cells and manufacture thin film solar cells.  The Company accounts for this investment under the equity method of accounting.

Under the terms of the agreement, Benghu and the Agency own an aggregate of 65% of the JV and Sichuan Apollo owns the remaining 35%. The JV was formed with a cash contribution by Bengbu and the Agency and the contribution by Sichuan Apollo of assets consisting of land, a manufacturing plant, equipment and three patents.   with a net book value of approximately $1.7 million with a fair market value of RMB 49,980,000 (approximately $7.3 million).   In addition, under the terms of the agreement, responsibility for debt of Sichuan Apollo aggregating RMB 37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV. The fair market value of the net assets contributed by Sichuan Apollo, as determined by Sichuan Apollo’s management giving consideration to the valuation services provided by an independent third party, was equal to 35% of the aggregate contribution of the three parties to the JV.

 APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7.  EQUITY METHOD INVESTMENT IN JOINT VENTURE (continued)

As of December 31, 2012, all parties has finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to JV per agreement. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the cost of its investment in the JV and the Company’s proportionate share of the fair value of the JV’s net equity, an amount which, if the JV were treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed by Sichuan Apollo, which was reported as income on the Company statement of operations. The Company contributed its assets over time and recognized its proportional gain during the periods in which it contributed the assets. During the years ended December 31, 2012, 2011, 2010 and 2009, the Company recognized a gain of $2,041,525, $0, $730,572 and $3,977,511, respectively. All gain has been recognized as of December 31, 2012.

Summarized financial information for our investment in JV assuming a 100% ownership interest is as follows:

	December 31,
	2012	2011

Balance Sheet
Current assets	$10,496,699	$7,417,092
Noncurrent assets	11,023,997	5,081,459
Current Liabilities	6,668,718	6,630,766
Noncurrent liabilities	-	396,474
Equity	$14,851,978	$5,471,311

	Year Ended December 31
	2012	2011
Statement of operations
Revenues	$26,359	$21,075
Gross profit	9,045	2,086
Income(loss) before income tax	21,416	(228,737)
Net income(loss)	$21,416	$(228,737)

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

NOTE 9.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

	December 31, 2012	December 31, 2011
Advances for purchases	$221,985	$908,760
Other receivable	131,620	92,900
Total	$353,605	$1,001,660

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

	As of December 31,
	2012	2011

Accrued Interest	$824,704	$819,418
Salaries and benefits	161,094	275,194
Other taxes	344,596	715,277
Professional fees	148,640	102,779
Other payables	479,834	342,303
Accrued research and development expenses	625,000	375,000
Advance from customers	152,024	47,977

Total	$2,735,892	$2,677,948

NOTE 11.  SHORT-TERM LOAN

The short-term loans for 2012 and 2011 include the following:

	Balance at December 31,
	2012		2011
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo.	$655,441		$654,974

2) Loan payable to Bank of Communication, Chengdu branch due on July 29, 2012, with interest at 8.53% per annum, collateralized by the buildings and land use right of Diye. The loan was paid in full on July 27, 2012.	-		317,179

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the Buildings of Sichuan Apollo.	730,031		792,947

4) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo.	698,290		697,794

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on, December 25, 2012,with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo. The loan was paid in full on December 25, 2012.	-		1,585,894

6) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on March 28, 2012, with interest of 6.73% per annum. The loan was paid in full in March 2012.	-		1,586

7) Loans payable to Industrial and Commercial Bank of China, due on November 19, 2013 and December 3, 2013, with interest of 6.6% and 6.00% per annum, respectively, collateralized by the land of Sichun Apollo and its 100% ownership of Xinlong,	3,015,347		-

8) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013	793		-

9) Loan payable to an unrelated party, non-interest-bearing and due on March 24, 2013.	1,428,323	*	-

10) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Branch, Wuhan due on March 31, 2013,with interest at 7.5% per annum, collateralized by Sichuan Xinlong's 100% ownership in Shimian.	1,269,620	*	-

Total	$7,797,845		$4,050,374

* These loans are currently in default. Management and the lender are negotiating to extend the terms of these loans, but there is no assurance that they will be extended.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 12.  DUE TO RELATED PARTIES

The amounts due to related parties are as follows:

	As of December 31
	2012	2011

Due to (from) Xinju	$(37,704)	$2,992
Due to stockholder	411,026	211,221
Total	$373,322	$214,213

Xinju is a related party partially owned by the second largest shareholder of Apollo, Renyi Hou.  All the above loans are non-interest bearing and due on demand.

NOTE 13.   CONVERTIBLE LOAN

On October 31, 2012, the Company entered into a Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000.  Pursuant to the Agreement, the lender has an option to convert the loan balance into the Company’s common stock before October 31, 2013 at $2 per share. This loan has an annual interest rate of 10% and a term of 5 years. The loan is collateralized by 2% of the ownership of the Joint Venture referred to in Note 7. The Company borrowed $100,970 and $299,030 during December 2012 and January 2013, respectively. The Company evaluated the conversion option of this loan and determined that it does not contain an embedded derivative instrument.

NOTE 14.  STOCK INCENTIVE PLAN

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 14.  STOCK INCENTIVE PLAN (continued)

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

Weighted-average Black-Scholes value Black-Scholes Assumptions:

Expected lives	3 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

A summary of options under the Stock Incentive Plan as of December 31, 2012 and 2011, and changes during the years then ended is as following:

		Weighted Average	Remaining	Average
		Shares Exercise	Contractural	Instrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	2,080,000	$3.43	2.75 years	810,010
Granted
Exercised
Forfeited or expired
Outstanding at December 31, 2011	2,080,000	$3.43	1.75 years	-
Granted
Exercised
Forfeited or expired	(456,944)
Outstanding at December 31, 2012	1,623,056	$3.43	0.75 years	-

 A summary of the status of non-vested options as of December 31, 2012 and 2011 and changes during the years then ended is as follows:

		Weighted Average
	Shares	Exercise Price
Nonvested at January 1, 2011	1,883,000	$3.49
Granted	-	-
Vested	(641,667)	$3.6
Forfeited or expired	-
Nonvested at December 31, 2011	1,241,667	$3.34
Granted	-	$-
Vested	(451,389)	$3.49
Forfeited or expired	(456,944)	3.47
Nonvested at December 31, 2012	333,334	$3.50

No options were exercised during the year ended December 31, 2012 and 2011. 456,944 options issued to our former CFO and COO were forfeited during the year ended December 31, 2012 as their employment agreements were terminated.

 APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2012 and 2011.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On July 16, 2009, one of our wholly owned subsidiaries, Sichuan Xinlong received PRC government approval on the High-Tech Enterprise Certificate which allowed us to enjoy a favorable tax rate of 15% effective January 1, 2009 and through December 31, 2011.  From January 1, 2012, Sichuan Xinlong is subject to tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2012 and 2011, to the Company’s effective tax is as follows:

	Years ended December 31,
	2012	2011

U.S. Statutory rate of 35%	$(1,793,692)	$(1,318,588)
Tax rate difference between China and U.S.	425,418	400,832
Change in valuation allowance	1,170,407	914,431
Net operating loss expired	197,867	32,579
Foreign tax paid for prior periods	102,918	26,657
Permanent difference	-	(55,911)
Effective tax	$102,918	$-

The provisions for income taxes are summarized as follows:

	Years ended December 31
	2012	2011

Current	$102,918	$25,329
Deferred	-	(25,329)
Total	$102,918	$-

 APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15.  TAXES - (continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2012 and 2011 are as follows:

	December 31
	2012	2011

Deferred tax assets (liabilities)
Inventory markdown	$115,670	$61,939
Bad debt expense	160,448	121,363
Depreciation	47,402	47,402
Accrued taxes and other accruals	289,085	130,859
Loss on impairment	33,500	33,500
Net loss carryforward	4,776,211	3,291,357
Gain on investment in JV	(840,957)	(158,965)
Other	134,743	18,240
Gross deferred tax	4,716,102	3,545,695
Valuation allowance	(4,716,102)	(3,545,695)
Net deferred tax	$-	$-

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2012 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012 and 2011, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

NOTE 16.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2012 and December 31, 2011, the Company did not accumulate any statutory reserve due to the accumulated deficit.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 17.   BUSINESS SEGMENTS

The following tables summarize key financial information by segment.

For the year ended December 31, 2012:

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$723,093	$3,761,615	$-	$-	$4,484,708

Operating loss	$(1,252,844)	$(3,596,189)	$(399,983)	$(870,597)	$(6,119,613)

Depreciation and amortization	$702,889	$198,540	$32,726	$-	$934,155

Capital expenditures	$130,933	$63,754	$2,332	$-	$197,019

 For the year ended December 31, 2011:

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$10,334,872	$-	$34,388	$10,369,260

Operating loss	$(1,599,556)	$(769,667)	$(263,187)	$(1,621,010)	$(4,253,420)

Depreciation and amortization	$716,125	$221,633	$31,684	$-	$969,442

Capital expenditures	$51,532	$136,629	$67,588	$-	$255,749
Total assets	$13,611,266	$11,451,316	$3,105,427	$1,051	$28,169,060

NOTE 18.  CONCENTRATIONS

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. We still expect our sales to continue to be concentrated among a small number of customers in 2013. However, we also expect that our significant customers may change from time to time.

At December 31, 2012, three customers accounted for 21%, 13% and 10% of the total accounts receivable outstanding, respectively. Two customers in China accounted for 15% and 13% of total sales for the year then ended respectively.

At December 31, 2011, three customers accounted for 19%, 19% and 13 % of the total accounts receivable outstanding, respectively. Three customers accounted for 20%, 13% and 12% of total sales for the year then ended respectively.

 In 2012, 90% of our sales were made to customers in Asia, 10.3% of our sales were made to customers in other countries. In 2011, 27% of our sales were made to customers in North America and 72.3% of our sales were made to customers in Asia.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 19.  COMMITMENT AND CONTINGENCIES

Employment Agreement

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

NJIT contract

On March 16, 2010, the Company entered into a Joint Research Agreement, or the NJIT Agreement, with the New Jersey Institute of Technology, or NJIT, pursuant to which the Company agreed to pay NJIT sponsorship funds in an aggregate amount of $1,500,000 over a three-year period. Under the terms of the Agreement, NJIT agreed to provide certain laboratory instruments, equipment and personnel to develop novel CdTe thin film PV technology.   The total amount of that agreement was amortized on a straight-line basis over three years.  As of June 30, 2012, the Company had paid US$500,000 in sponsorship fund to NJIT and had accrued an obligation of $625,000.  In July 2012 NJIT terminated the agreement.

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 20. VULNERABILITY DUE TO OPERATIONS IN PRC (continued)

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of December 31, 2012.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

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

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following sets forth our current officers and directors and information concerning their age and background:

Name	Age	Positions	Director Since
Jingong Pan	48	Chairman of the Board, Chief Executive Officer	2010
Zhimin Cao	56	Director	2008
Yijin Li	55	Director	2012
Cheng Liu	58	Director	2013
Hua Hui	38	Chief Financial Officer	--
Tong Liu	46	Corporate Secretary	--

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

Yijin Li has been a director since December 2012.  Since 2008 Professor Li has been employed as a Professor in the Department of Management Information Systems at the Harbin Institute of Technology.  From 1994 to 2008, Professor Li served as Dean of the Management School, Harbin Institute of Technology. Professor Li was a visiting scholar at the University of Cologne, Germany in 1996, and a visiting scholar at the University of Hawaii, US in 2003. Professor Li has served as Chairman of various academic and professional associations in China. Professor Li was appointed to the Board to provide his expertise in management of corporate entities.

Cheng Liu has been a director since April 2013.  From 2000 until 2010 Mr. Liu was employed as Chairman of Tianyuan Securities Co., Ltd.  From 1998 until 2000 Mr. Liu was the President of Heilongjiang Trust and Investment Co., Ltd.  In 1996, Mr. Liu was awarded a Masters degree by the Heilongjiang Economics Institute.  Cheng Liu is a senior certified public accountant registered in the PRC.  Mr. Liu was appointed to the Board to provide his expertise in corporate finance.

Hua Hui was appointed Interim Chief Financial Officer in June 2012.  Ms. Hui has served as the Chief Financial Officer of the Company’s wholly-owned subsidiary, Sichuan Apollo Solar Science & Technology Co., Ltd., since 2011. From 2004 through 2011, Ms. Hua served as Chief Financial Officer for Sichuan Jinke Public Equipment Manufacturing Company.  Ms. Hua received a Bachelor’s degree in accounting, Master Degree in accounting and is a Certified Public Accountant.

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

The current membership of our board committees is indicated in the table below.

	Audit Committee	Compensation Committee	Nominating Committee
Zhimin Cao	Member	Chairman	Member
Yijin Li	Member	Member	Chairman
Cheng Liu	Chairman	Member	Member

Each of the members of each committee is an independent director.  Our board of directors has determined that each member of the Audit Committee meets the independence criteria set forth in the SEC rules for audit committee membership.  The board of directors has also determined that at least one member of the audit committee, Mr. Liu, qualifies as an “audit committee financial expert” as defined by the applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012, except that none of officers or directors has filed a Form 3.

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

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Jingong Pan. There was no officer of the Company whose salary and bonus for services rendered during the year ended December 31, 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Jingong Pan	2012	$56,065	--	--	--	--	$56,065
	2011	$73,846	--	--	$294,178	--	$368,024
	2010	$12,117	--	--	$49,030	--	$61,147

Grants of Plan-Based Awards

There were no equity awards made to a named executive officer in fiscal 2012.

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2012.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Jingong Pan	11/8/10	666,667	333,333	$ 3.50	11/8/20

 Employment Agreements

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

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors.

The following table sets forth all compensation paid or to be paid by the Company for each of the non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	All Other Compensation ($)	Total ($)
Elliot Maza (1)	30,000	--	--	30,000
Kang Sun (1)	20,000	--	--	30,000
Zhimin Cao	9,550	--	--	9,550
Yijin Li (2)	9,550	--	--	9,550
___________________________
(1)           Messrs. Maza and Sun resigned from the board of directors on December 14, 2012.
(2)           Professor Li was appointed to the Board on December 17, 2012

 Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have served as one of our officers or employees. None of our executive officers currently serves, or in fiscal 2012 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

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

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for f uture issuance under equity compensation plans
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	2,080,000	$3.43	2,080,000
Total	2,080,000	$3.43	2,080,000

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Jingong Pan	1,900,000	(3)	3.6%
Zhimin Cao	20,000		0.1%
Yijin Li	--		--
Cheng Liu	--		--
All officers and directors as a group (6 persons)	1,950,000	(3)	3.7%
New Greatwall Limited	14,580,475	(4)	28.1%
Renyi Hou	9,841,077	(5)	19.0%
Huakang Zhou	8,234,075	(6)	15.9%
_______________________________

(1) Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu,Chengdu, People’s Republic of China, 610207.

(2) Except as otherwise noted, all shares are owned of record and beneficially.
(3) Includes options to purchase 1,400,000 shares.
(4) Includes 404,200 shares owned by Yin Jun, 2,990,000 shares owned by Feng Yuzhu, 500,000 shares owned by Feng Yuxin, and 500,000 shares owned by Dong Xuesong.
(5) Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu, 1,600,000 shares owned by Longchou Hou, 1,474,000 shares owned by Qijiu Hou and 1,200,000 shares hold by Yang Yang.
(6) Includes 1,932,332 shares owned by Xiaojin Wang, 850,000 shares owned by Huaqin Zhou and 1,900,753 shares owned by Ying Wang, as to which Mr. Zhou has voting and dispositional control.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2012, the Company had a net obligation of $373,322 due to stockholders as a result of working capital loans taken.

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011, by Paritz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2012	2011
Audit Fees (1)	$80,000	$80,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$3,850	$3,560

Total	$83,850	$83,560

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

For the fiscal years ended December 31, 2012, and 2011, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

Exhibit			Incorporated by Reference
No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Articles of Incorporation		DEF 14-A	APP. B	000-12122	1/22/2008
3.2	Restated Articles of Incorporation		8-K	3.1	000-12122	10/23/2008
3.3	Bylaws		8-K	3.1	000-12122	2/6/2008
10.1	First Option Exclusive Acquiring Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.2	000-12122	4/15/2009
10.2	Business Operations Agreement, executed on April 10,2009, by and among Sichuan Xinlong Tellurium & Technique Co., Ltd., Sichuan Xinju Mineral Resources Development Corporation, and all the shareholder listed on Appendix A thereto		10-K	10.3	000-12122	4/15/2009
10.3	Exclusive Technical and Consulting Agreement, executed on April 10,2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd . and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.4	000-12122	4/15/2009

10.4	Exclusive Sales Agreement, executed on April 10, 2009, by and between Sichuan Xinlong Tellurium & Technique Co., Ltd. and Sichuan Xinju Mineral Resources Development Corporation		10-K	10.5	000-12122	4/15/2009
10.5	Entrusted Management Agreement, dated as of October 20, 2008, by and among Renyi Hou, Liu Zhenyu, Hou Longchao, Hou Cijiu, Yang Yang, Ling Yong, Li Xuefeng, Ke Hongwei, Li Wei,He Yue, and Huakang Zhou		10-K	10.6	000-12122	4/15/2009
10.6	Loan Contract dated January 19, 2009, by and between the Company and Chengdu Xihang Gang Construction & Investment Co., Ltd.		10-K	10.10	000-12122	4/15/2009
10.7	Joint Research Agreement (Apollo Cd/Te Solar Energy Center), by and between Apollo Solar Energy, Inc. and New Jersey Institute of Technology, dated March 16, 2010.		8-K	10.1	000-12122	3/19/2010
10.8	Employment agreement by and between Apollo Solar Energy and Jingong Pan dated November 8, 2010.		8-K	5.02	000-12122	11/8/2010
14.1	Code of Ethics		10-K	20.1	000-12122	4/15/2009
21.1	List of Subsidiaries		10-K	21.1	000-12122	3/31/2011
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

Apollo Solar Energy, Inc.

By:	/s Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on May 10, 2013 in the capacities  indicated.

/s/ Jingong Pan
Jingong Pan
Chairman, Chief Executive Officer

/s/ Hua Hui
Hua Hui
Chief Financial and Accounting Officer

/s/ Zhimin Cao
Zhimin Cao
Director

/s/ Yijin Li
Yijin Li
Director

/s/ Cheng Liu
Cheng Liu
Director