Form 10-Q
period 2013-03-31
APOLLO SOLAR ENERGY, INC.
filed 2013-05-20
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

There were 49,377,038 shares of common stock outstanding as of May 20, 2013.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2013

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$892,740	$940,225
Accounts receivable, net of allowance of $18,976 and $18,872	606,037	339,648
Inventories	3,071,449	3,202,724
Prepaid expenses and other current assets	747,003	353,605
Total Current Assets	5,317,229	4,836,202

Long-term Assets
Property, machinery and mining assets, net	16,713,092	16,853,702
Non-marketable investment	55,852	55,546
Investment in and advances to Joint Venture	5,377,111	5,425,577
Total long-term Assets	22,146,055	22,334,825

Total Assets	$27,463,284	$27,171,027

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$7,681,199	$7,797,845
Account payable - trade	1,153,193	261,953
Account payable - construction vendors	1,170,821	1,164,411
Accrued expenses and other current liabilities	2,755,763	2,735,892
Due to stockholders and related parties	453,104	373,322
Total Current Liabilities	13,214,080	12,333,423

Long-term liabilities
Convertible loan	400,000	100,970
Total liabilities	13,614,080	12,434,393

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012
Common stock:	51,796	51,796
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and 49,377,038 shares outstanding as of March 31, 2013 and December 31, 2012
Additional paid-in capital	33,103,249	33,032,641
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(17,169,498)	(16,125,326)
Accumulated other comprehensive income	3,080,427	2,994,293
Total stockholders' Equity	13,849,204	14,736,634

Total Liabilities and Stockholders' Equity	$27,463,284	$27,171,027

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Sales	$1,556,215	$1,872,034

Cost of goods sold	(1,419,509)	(1,768,154)

Gross profit	136,706	103,880

Operating expenses:
General and administrative expenses	619,048	688,019
Selling expense	64,548	56,898
Research and development expenses	295,252	155,570
Total operating expenses	978,848	900,487

Operating loss	(842,142)	(796,607)

Other income (expense):
Interest expense	(106,529)	(138,896)
Loss in equityof Joint Venture	(95,500)	(108,597)
Total other income (expense)	(202,029)	(247,493)

Loss before provision for income taxes	(1,044,171)	(1,044,100)

Provision for income taxes	-	-

Net loss	(1,044,171)	(1,044,100)

Other comprehensive loss
Foreign currency translation adjustment	86,133	28,950
Comprehensive loss	$(958,038)	$(1,015,150)

Loss per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	49,377,038	49,377,038
Diluted	49,377,038	49,377,038

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:

Net Loss	$(1,044,171)	$(1,044,100)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Stock-based compensation	70,608	143,618
Loss in equity of Joint Venture	95,500	108,597
Depreciation and amortization	234,149	238,531
Changes in operating assets and liabilities:
Accounts receivable	(264,084)	24,730
Inventory	148,664	246,589
Prepaid expenses and other current assets	(390,808)	(1,297,217)
Accounts payable-trade	888,341	32,737
Accounts payable-construction	-	(31,052)
Accrued expenses and other current liabilities	9,511	(315,157)
Net cash used in operating activities	(252,290)	(1,892,724)

Cash flows from investing activities:

Purchase of property and equipment	(1,141)	(13,499)
Net cash used in investing activities	(1,141)	(13,499)

Cash flows from financing activities:
Proceeds from (Repanyment of) short-term loans	(159,314)	2,852,495
Proceeds from (repayment of) to stockholder loan	78,663	-
Due to related parties	17,328	11,969
Proceeds from convertible loan	299,030	-
Net cash provided by financing activities	235,707	2,864,464

Effect of exchange rate changes on cash	(29,761)	2,032

Net increase (decrease) in cash	(47,485)	960,273

Cash at beginning of period	940,225	363,771
Cash at end of period	$892,740	$1,324,044

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$111
Interest expense	$110,595	$99,377

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $7,896,851, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company did not record any inventory mark-down for the three months ended March 31, 2013 and 2012, respectively.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

NOTE 2. INVENTORIES (Continued)

Inventories consist of the following:

	As of
	March 31, 2013	December 31, 2012

Raw Materials	$829,947	$765,637
Work-in-progress	818,082	860,535
Finished goods	1,423,420	1,576,552
Total	$3,071,449	$3,202,724

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	March 31, 2013	December 31, 2012

Advances for purchases	$581,902	$221,985
Other receivable	165,101	131,620
Total	$747,003	$353,605

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	As of
	March 31, 2013		December 31, 2012

Due to (from) Xinju		$(37,949)	$(37,704)
Due to shareholders and related parties		491,053	411,026
Total	$	$ 451,104	$373,322

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

Xinju is a related company partially owned by the second largest shareholder of Apollo Solar Energy.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

As of December 31, 2012, all parties had finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to JV per agreement. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the cost of its investment in the JV and the Company’s proportionate share of the fair value of the JV’s net equity, an amount which, if the JV were treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed by Sichuan Apollo, which was reported as income on the Company statement of operations. The Company contributed its assets over time and recognized its proportional gain during the periods in which it contributed the assets. All gain had been recognized as of December 31, 2012.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	March 31, 2013	March 31, 2012

Statement of operations
Revenues	$22,435	$-
Cost of sales	47,154	-
Gross profit	-	-
Operating Loss	(272,856)	(310,277)
Loss before income tax	$(272,856)	$(310,277)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	March 31, 2013	December 31, 2012

Accrued interest	$823,048	$824,704
Salaries and benefits	144,750	161,094
Other taxes	298,722	344,596
Professional fees	60,108	148,640
Accrued R&D expenses	625,000	625000
Other payables	562,669	479,834
Advance from customers	241,466	152,024
Total	$2,755,763	$2,735,892

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

NOTE 7.  SHORT-TERM LOAN

Short-term loans consist of the following loans collateralized by assets of the Company:

	March 31,		December 31,
	2013		2012

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$659,050		$655,441

2) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo. This loan was paid off in March, 2013	-		730,031

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo. This loan was paid off in March, 2013	-		698,290

4) Loan payable to Industrial and Commercial Bank of China, due on November 19, 2013 and December 3, 2013, with interest of 6.6% and 6.00% per annum, respectively, collateralized by the land of Sichun Apollo and its 100% ownership of Xinlong	3,031,947		3,015,347

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013	798		793

6)Loans payable to unrelated party, non-interest bearing and due on March 24 , 2013	1,436,185	*	1,428,323	*

7) Loan payable to an unrelated party, non-interest bearing and due on April 10, 2013. This loan was fully repaid in April, 2013	1,436,185		-

8) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Breach, due on March 31,2013, with interest at 7.5% per annum, collateralized by Sichun Xinlong’s 100% ownership in Shimian	1,117,033	*	1,269,620	*
	$7,681,199		$7,797,845

*These loans are currently in default. Management and the lender are negotiating to extend the terms of these loans, but there is no assurance that they will be extended.

NOTE 8. CONVERTIBLE LOAN

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

On March 28, 2013, the Company entered into another loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the loan has an annual interest rate of 10% and a term of 5 years. The Company is required to pay $12,500 of interest every three month. The lender has an option to convert the loan balance into the Company’s common stock before the loan agreement has expired. This loan was subordinated to the bank loan and is a senior loan to all other liabilities.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument or a beneficial conversion feature.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

NOTE 9.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and three months ended March 31, 2013 and 2012.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3 million and $8 million, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4 million for which the Company has provided a 100% valuation allowance.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	Three Months Ended March 31,
	2013	2012

U.S. Statutory rate of 35%	$(365,460)	$(365,435)
Tax rate difference between China and U.S.	94,144	87,722
Change in valuation allowance	72,614	133,431
Net operating loss expired	198,702	144,282
Effective tax	$-	$-

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

NOTE 10. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of March 31, 2013 and December 31, 2012, the Company did not accumulate any statutory reserve due to its accumulated deficit.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

NOTE 11.  BUSINESS SEGMENTS

For three months ended March 31, 2013,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$456,010	$1,100,205	$-	$-	$1,556,215

Operating loss	$(271,661)	$(403,552)	$(64,360)	$(102,569)	$(842,142)

Depreciation and amortization	$174,647	$51,590	$7,912	$-	$234,149

Capital expenditures	$1,141	$-	$-	$-	$1,141

For the three months ended March 31, 2012,

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$155,671	$1,716,363	$-	$-	$1,872,034

Operating loss	$(416,797)	$(17,614)	$(57,626)	$(304,570)	$(796,607)

Depreciation and amortization	$159,989	$70,367	$8,175	$-	$238,531

Capital expenditures	$1,507	$10,328	$1,664	$-	$13,499

NOTE 12. CONCENTRATIONS

For the three months ended March 31, 2013, two major customers accounted for approximately 22% and 13% of total sales, respectively.  As of March 31, 2013, three customers accounted for 37%, 14% and 14% of total accounts receivable, respectively.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on May 10, 2013. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January 2014 for exploration and mining activities at our Dashuigou property, and through May 2013 for mining activities at our Majiagou property, subject to potential renewal thereafter.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. By the end of 2014, we plan to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou and Majiagou projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  We will source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.

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

Results of Operations

Sales

Sales for the three months ended March 31, 2013 were $1,556,215, compared to the sales of $1,872,034 in the same period in 2012, a decrease of $315,819 or approximately 16.8%. The primary reasons for the reduction in sales were:

•	Decrease in the selling price of Tellurium to $159 this year from $319 the first quarter of last year;

•	The sales during three months ended March 31, 2012 including $318,629 sales of Infrared Image; we recorded no sale of Infrared Image in the three months ended March 31, 2013.

Gross profit

Our cost of sales for the three months ended March 31, 2013 was 1,419,509, compared to the cost of sales of $1,768,154 in the same period in 2012, a decrease of 348,645 or approximately 19.7%. Our gross margin in each of the quarters was less than 9%.  The primary reason for the this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in the next year.

Selling expense

For the three months ended March 31, 2013, selling expenses were $64,548 compared to $56,898 for the three months ended March 31, 2012, representing an increase of 13.5%. This increase occurred because  the Company carried out more promotions in the first quarter of 2013 than in the same period of last year.

General and administrative expenses

We incurred general and administrative expenses of $619,048 for the three months ended March 31, 2013, compared to $688,019 in the same period of 2011, representing a decrease of 10%.

The principal reason for the improvement was the decrease in stock-based compensation costs from $143,618 in three months ended March 31, 2012 to $70,608 in the three months ended March 31, 2013. Certain members of senior management left the company late in 2012, resulting in expiration of their stock options.

Research and development expenses

For the three months ended March 31, 2013, we incurred research and development expenses of $295,252, compared to $155,570 for the three months ended March 31, 2012. This represents an increase of 90%.  Research and development expenses increased because the Company was able to invest a portion of the proceeds from its sale of convertible debt into the development of new products and production processes.

Other income (expense)

Other income (expense) consisted of loss in equity in Joint Venture and interest expenses.

We hold a 35% interest in COE Apollo, a joint venture. We record our share of the COE Apollo’s profits and losses on the equity basis. We recorded a loss of $95,500 and $108,597 on our investment in COE Apollo for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, we incurred interest expenses of $106,529 and $138,896 respectively, representing a decrease of 23.3%. The decrease occurred primarily because we replaced interest-bearing debt with short-term loans from an unrelated party that bear no interest.

Net income/loss

We recorded a net loss of $1,044,171 and $1,044,100 for the three months ended March 31, 2013 and 2012.  Our expectation is that we will continued to incur losses until we are able to source most of our Tellurium from our own mines.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds, either debt or equity, to finance our planned operations for the next twelve months.

The Following table summarizes our liquidity and capital resources on the dates presented

	March 31, 2013	December 31, 2012

Cash	$892,740	$940,225
Working capital(deficit)	(7,896,851)	(7,497,221)
Stockholders' Equity	13,849,204	14,736,634

The Company had a working capital deficit of $7,896,851 at March 31, 2013.  This represented an atrophy of $399,630 since December 31, 2012. The primary reason for the atrophy of working capital was the $1,044,171 loss that we incurred during three months ended March 31, 2013, which we funded by taking short-term loans.

The following table describes our contractual commitments and obligations as of March 31, 2013:

		Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Short term loans	$7,681,199	$7,681,199	$--	$--	$--
Convertible loan	400,000	--	--	400,000	--
Loans from shareholder and related party	453,104	453,104	--	--	--
Total	$8,534,303	$8,134,303	$--	$400,000	$--

Given that the Company’s debt obligations in the next twelve months equal 161% of its current assets at March 31, 2013, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash flows

The following table shows the movements of our cash for the periods presented

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(252,290)	$(1,892,724)
Net cash used in investing activities	(1,141)	(13,499)
Net cash provided by financing activities	235,707	2,864,464
Effect of exchange rate changes on cash	(29,761)	2,032
Net increase (decrease) in cash	(47,485)	960,273
Cash at beginning of period	940,225	363,771
Cash at end of period	$892,740	$1,324,044

Net cash used in operating activities.

Our operating activities during the three months ended March 31, 2013 used $252,290 in cash. The cash impact of our net loss of $1,044,171 was partially offset by a reduction in our inventory and a sizeable  increase in accounts payable-trade.

By comparison, our operations in the first quarter of 2012 used $1,892,724 in cash.  The use of cash exceeded our net loss of $1,044,100 primarily because we used $1,297,217 for prepaid expenses and other current assets.  In addition, we reduced our accrued expenses and other current liabilities by $315,157.

Net cash used in investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years.  Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $1,141 and $13,499, which resulted from the purchase of property and equipment.

Net cash /provided by financing activities.

Net cash provided by financing activities for the three months ended March 31, 2013 was $235,707. This was primarily attributable to $299,030 in proceeds from the convertible debt we issued as well as $78,663 that stockholders repaid to us.

We funded our 2012 operations by taking short-term loans totaling $2,852,495 in the first quarter of 2012.

 Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on May 10, 2013, for our 2012 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

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

Apollo Solar Energy, Inc.

Date: May 20, 2013	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: May 20, 2013	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer