Form 10-Q
period 2013-06-30
APOLLO SOLAR ENERGY, INC.
filed 2013-08-13
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

There were 49,377,038 shares of common stock outstanding as of August 14, 2013.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2013

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$1,651,314	$940,225
Accounts receivable, net of allowance of $18,976 and $18,872	777,722	339,648
Inventories	2,896,916	3,202,724
Prepaid expenses and other current assets	546,898	353,605
Total Current Assets	5,872,850	4,836,202

Long-term Assets
Property, machinery and mining assets, net	16,732,434	16,853,702
Non-marketable investment	56,697	55,546
Investment in and advances to Joint Venture	5,303,358	5,376,997
Total Long-term Assets	22,092,489	22,286,245

Total Assets	$27,965,339	$27,122,447

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$9,093,339	$7,797,845
Account payable - trade	533,641	261,953
Account payable - construction vendors	1,188,536	1,164,411
Accrued expenses and other current liabilities	2,750,634	2,687,312
Due to stockholders and related parties	375,288	373,322
Total Current Liabilities	13,941,438	12,284,843

Long-term Liabilities
Convertible loan	1,000,000	100,970
Total Liabilities	14,941,438	12,385,813

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012
Common stock:	51,796	51,796
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and 49,377,038 shares outstanding as of June 30, 2013 and December 31, 2012
Additional paid-in capital	33,173,857	33,032,641
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(18,340,174)	(16,125,326)
Accumulated other comprehensive income	3,355,192	2,994,293
Total Stockholders' Equity	13,023,901	14,736,634

Total Liabilities and Stockholders' Equity	$27,965,339	$27,122,447

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$6,365,860	$988,346	$7,922,075	$2,860,380

Cost of goods sold	(6,091,735)	(1,574,128)	(7,511,244)	(3,342,282)

Gross profit/loss	274,125	(585,782)	410,831	(481,902)

Operating expenses:
General and administrative expenses	625,128	738,513	1,244,176	1,426,533
Selling expense	78,221	52,788	142,769	109,686
Research and development expenses	335,431	379,355	630,683	534,925
Total operating expenses:	1,038,780	1,170,656	2,017,628	2,071,144

Operating loss	(764,655)	(1,756,438)	(1,606,797)	(2,553,046)

Other income (expense)
Interest expense, net of interest income	(313,983)	(114,320)	(420,512)	(253,216)
Loss in equity in Joint Venture	(92,039)	(66,151)	(187,539)	(174,748)
Gain on investment in Joint Venture	-	2,040,651	-	2,040,651
Total other income (expense)	(406,022)	1,860,180	(608,051)	1,612,687

Income (loss) before provision for income taxes	(1,170,677)	103,742	(2,214,848)	(940,359)

Income tax	-	102,930	-	102,930

Net income (loss)	(1,170,677)	812	(2,214,848,)	(1,043,289)

Other comprehensive loss
Foreign currency translation adjustment	274,765	(39,516)	360,898	(10,566)
Comprehensive loss	$(895,912)	$(38,704)	$(1,853,950)	$(1,053,855)
			\
Loss per share
Basic	$(0.02)	$0.00	$(0.04)	$(0.02)
Diluted	$(0.02)	$0.00	$(0.04)	$(0.02)

Weighted average shares outstanding
Basic	49,377,038	51,795,961	49,377,038	51,795,961
Diluted	49,377,038	51,795,961	49,377,038	51,795,961

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30
	2013	2012

Cash flows from operating activities:

Net Loss	$(2,214,848)	$(1,043,289)
Adjustments to reconcile net loss to net cash provided by operating activities:	-
Stock-based compensation	141,216	270,611
Gain on investment in Joint Venture	-	(2,040,651)
Loss in equity of Joint Venture	187,539	174,748
Depreciation and amortization	434,298	468,598
Inventory allowance	-	324,831
Changes in operating assets and liabilities:
Accounts receivable	(426,456)	(37,637)
Inventory	368,210	244,462
Prepaid expenses and other current assets	(183,989)	(767,814)
Accounts payable-trade	263,435	62,534
Accounts payable-construction	-	(66,983)
Accrued expenses and other current liabilities	24,528	(271,729)
Net cash used in operating activities	(1,406,067)	(2,682,319)

Cash flows from investing activities:

Purchase of property and equipment	(13,599)	(87.815)
Disposal of property and equipment	44,743	-
Net cash used in investing activities	31,144	(87,815)

Cash flows from financing activities:
Proceeds from short-term loans	1,121,885	2,855,126
Repayment of to stockholder loan	(1,637)	-
Due to related parties	(5,061)	(20,748)
Proceeds from convertible loan	899,030	-
Net cash provided by financing activities	2,014,217	2,834,378

Effect of exchange rate changes on cash	71,795	(728)

Net increase (decrease) in cash	711,089	63,516

Cash at beginning of period	940,225	363,771
Cash at end of period	$1,651,314	$427,286

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$102,930
Interest expense	$410,155	$222,311
Assets transferred to Joint Venture	$-	$2,793,536

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Reclassifications
Certain amounts of prior period were reclassified for presentation purposes.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $8,068,588 as at June 30, 2013, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company recorded inventory mark-down of $0 and $324,831 for the six months ended June 30, 2013 and 2012, respectively.

Inventories consist of the following:

	As of
	June 30, 2013	December 31, 2012

Raw Materials	$649,117	$765,637
Work-in-progress	775,387	860,535
Finished goods	1,472,413	1,576,552
Total	$2,896,916	$3,202,724

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	June 30, 2013	December 31, 2012

Advances for purchases	$349,728	$221,985
Other receivables	197,170	131,620
Total	$546,898	$353,605

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	June 30, 2013	December 31, 2012

Due from Xinju	$(39,094)	$(37,704)
Due to shareholders and related parties	414,382	411,026
Total	$375,288	$373,322

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

Xinju is a related company partially owned by the second largest shareholder of the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

As of December 31, 2012, all parties has finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to JV per agreement. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the cost of its investment in the JV and the Company’s proportionate share of the fair value of the JV’s net equity, an amount which, if the JV were treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed by Sichuan Apollo, which was reported as income on the Company statement of operations. The Company contributed its assets over time and recognized its proportional gain during the periods in which it contributed the assets. All gain has been recognized during 2012.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	June 30, 2013	June 30, 2012
Statement of operations
Revenues	$22,569	$-
Cost of sales	47,437	-
Gross profit	-	-
Operating Loss	(535,820)	(499,280)
Loss before income tax	(535,820)	(499,280)

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	June 30, 2013	December 31, 2012
Accrued interest	$859,035	$824,704
Salaries and benefits	144,145	161,094
Other taxes	351,010	344,596
Professional fees	24,980	148,640
Accrued R&D expenses	625,000	625,000
Other payables	615,116	431,254
Advance from customers	131,348	152,024
Total	$2,750,634	$2,687,312

NOTE 7.  SHORT-TERM LOAN

Short-term loans consist of the following loans collateralized by assets of the Company:

	As of
	June 30, 2013	December 31, 2012

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$669,021	$655,441

2) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo	-	730,031

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	-	698,290

4) Loan payable to Industrial and Commercial Bank of China, due on November 19, 2013 and December 3, 2013, with interest of 6.6% and 6.00% per annum, respectively, collateralized by the land of Sichun Apollo and its 100% ownership of Xinlong	3,077,820	3,015,347

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013	810	793

6)Loan payable to an unrelated party, non-interest bearing and due on March 24, 2013. This loan was paid in full in May 2013	-	1,428,323

7) Loan payable to an unrealted party, non-interest bearing and due on July 22, 2013. This loan was paid in full in July 2013	485,972	-

8) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Breach, due on March 31, 2013, with interest at 7.5% per annum, collateralized by Sichun Xinlong’s 100% ownership in Shimian	-	1,269,620

9) Loans payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by the assets of Sichuan Xinlong	4,859,716	-
Total	$9,093,339	$7,797,845

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 8. CONVERTIBLE LOAN

On October 31, 2012, the Company entered into a Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the lender has an option to convert the loan balance into the Company’s common stock before October 31, 2013 at $2 per share. This loan has an annual interest rate of 10% and a term of 5 years. The Company is required to pay interest every three month. The loan is collateralized by 2% of the ownership of the Joint Venture referred to in Note 7.

On March 28, 2013, the Company entered into another Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the loan has an annual interest rate of 10% and a term of 5 years. The Company is required to pay interest every three months. The lender has an option to convert the loan balance into the Company’s common stock before the loan agreement has expired.

Both loans were subordinated to the bank loan and are a senior loan to all other liabilities. The purpose of the loan is to purchase raw materials. As of June 30, 2013, the Company has exhausted the borrowing limits on both Loan Agreements, and owed $1,000,000 to Golden Bridge Education Inc.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument.

NOTE 9.  TAXES

Corporation income tax
The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended June 30, 2013 and 2012.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $10,000,000 and $9,000,000, respectively, which expire between 2013 and 2023. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $5,000,000 for which the Company has provided a 100% valuation allowance.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 9.  TAXES (Continued)

The comparison of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012 to the Company’s effective tax is as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012

U.S. Statutory rate of 35%	$(775,196)	$(329,126)
Tax rate difference between China and U.S.	194,177	184,940
Change in valuation allowance	581,019	144,186
Tax paid for prior year	-	102,930
Effective tax		$102,930

The provisions for income taxes are summarized as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012

Current	-	102,930
Deferred	-	-
Total	$-	$102,930

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

NOTE 10. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2013 and December 31, 2012, the Company did not accumulate any statutory reserve due to its accumulated deficit.

NOTE 11.  BUSINESS SEGMENTS

For the six months June 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$702,535	$7,219,540	$-	$-	$7,922,075

Operating loss	$(211,229)	$(1,062,613)	$(102,605)	$(230,350)	$(1,606,797)

Depreciation and amortization	$343,438	$75,345	$15,515	$-	$434,298

Capital expenditures	$13,599	$-	$-	$-	$13,599

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 11. BUSINESS SEGMENTS (Continued)

For the six months ended June 30 , 2012

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$174,532	$2,685,848	$-	$-	$2,860,380

Operating loss	$(571,237)	$(1,283,234)	$(113,228)	$(585,347)	$(2,553,046)
					$-
Depreciation and amortization	$356,092	$96,242	$16,264	$-	$468,598
					$-
Capital expenditures	$28,220	$57,263	$2,332	$-	$85,715

For the three months ended June 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$246,525	$6,119,335	$-	$-	$6,365,860

Operating loss	$60,432	$(659,061)	$(38,245)	$(127,781)	$(764,655)

Depreciation and amortization	$168,791	$23,755	$7,603	$-	$200,149

Capital expenditures	$12,458	$-	$-	$-	$12,458

For the three months ended June 30, 2012

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$18,861	$969,485	$-	$-	$988,346

Operating loss	$(154,440)	$(1,265,620)	$(55,602)	$(280,776)	$(1,756,438)
		、			$-
Depreciation and amortization	$196,103	$25,875	$8,089	$-	$230,067
					$-
Capital expenditures	$26,713	$46,935	$668	$-	$74,316

NOTE 12. CONCENTRATIONS

For the six months ended June 30, 2013, two major customers accounted for approximately 28% and 35% of total sales separately.
.
For the six months ended June 30, 2012, three major customers accounted for approximately 20%, 18% and 10% of total sales separately. Five vendors accounted for approximately 43%, 12%, 11%, 10% and 10% of total purchases separately.

For the six months ended June 30, 2013, 1% of sales were made to customers in North America and 99% of sales were made to customers in Asia.

For the six months ended June 30, 2012, 10% of sales were made to customers in North America and 88% of sales were made to customers in Asia.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

NOTE 12. CONCENTRATIONS (Continued)

For the three months ended June 30, 2013, two major customers accounted for approximately 33% and 42% of total sales separately.

For the three months ended June 30, 2012, two major customers accounted for approximately 27% and 13% of total sales separately. Five vendors accounted for approximately 23%, 20%, 19%, 18% and 12% of total purchases separately.

For the three months ended June 30, 2012, 99% of sales were made to customers in Asia.

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

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January 2014 for exploration and mining activities at our Dashuigou property, and through June, 2014 for mining activities at our Majiagou property, subject to potential renewal thereafter.

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

Results of Operations

Sales

Sales for the three and six months ended June 30, 2013 were $ $6,365,860 and $ $7,922,075 respectively, compared to the sales of $988,346 and $2,860,380 in the same period in 2012, an increase of $5,377,514 or approximately 544.1% for the three months period and an increase of $ 5,061,695 or 177.0% for the six months period. The primary reasons for the increase in sales were:

•	Sales orders increased due to more incentives for sales people as a result of the reform enforced in the purchase department and sales department since last year.
•	The special trading business we started this April has the features of high turnover and low margin (about 3%). This special trading business significantly increased sales.

Gross profit

Our cost of sales increased by 4,517,607 and $4,168,962 or 287.0% and 124.7 % in the three and six months ended June 30, 2013 compared to the same periods of 2012.  Although the increase in cost of sales was significantly lower than the increase in our sales, our gross margin remained very low: 4% during the three months ended June 30, 2013 and 5% during the six months then ended.  The primary reason for the this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in the next year.

Selling expense

For the three months ended June 30, 2013, selling expenses were $78,221 compared to $52,788 for the three months ended June 30, 2012, representing an increase of 48.2%. For the six months ended June 30, 2013, selling expenses were $142,769 compared to $109,686 for the six months ended June 30, 2011, representing an increase of 30.2%. This increase occurred because the Company carried out more promotions in the first half of 2013 than in the first half of 2012.

General and administrative expenses

We incurred general and administrative expenses of $625,128 and $1,244,176 for the three and six months ended June 30, 2013, compared to $738,513 and $1,426,533 in the same period of 2012, representing a decrease of 15.4% for the three month period and 12.8% for the six month period. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the three months ended June 30, 2013, we incurred research and development expenses of $335,431, compared to $379,355 for the three months ended June 30, 2012. This represents a decrease of 11.6%. For the six months ended June 30, 2012, we incurred research and development expenses of $630,683, compared to $534,925 for the six months ended June 30, 2012. This represents an increase of 17.9%. Research and development increased because the Company was able to invest a portion of the proceeds from its sale of convertible debt into development of new products with higher profit margins.

Operating loss

Our operating loss for the three months ended June 30, 2013 was $764,655, which was 56.6% less than our operating loss for the three months ended June 30, 2012. Our operating loss for the six months ended June 30, 2013 was $1,606,797, which was $948,369 or 36.6% better than our operating loss for the six months ended June 30, 2012.

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

During the three and six months ended June 30, 2013, the operations of the Joint Venture resulted in net loss of $262,964 and $535,820, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Loss of Joint Venture of $92,037 and $187,537 for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, our equitable share of the Joint Venture’s losses totaled $66,151 and $174,748, respectively.

In addition, during the three and six months ended June 30, 2013 we recorded net interest expense of $313,983 and $420,512, respectively.  By comparison, during the three months ended June 30, 2012 we recorded net interest expense of $114,320.  During the six months ended June 30, 2012 we recorded net interest expense of $253,216. The increase in interest expenses was related to the increase in short term loan. During the three mouth ended June 30, 2013, the Company borrowed $4,859,716 from China CITIC bank. These loans are due on April 18 and 22, 2013 with interest at 7.5% per year.

Net income/loss

We recorded a net loss of $ 1,170,677 for the three months ended June 30, 2013 and a net loss of $2,214,848 for the six months ended June 30, 2013.  Although our operating results were significantly improved compared to the first six months of 2012, during that period we recorded a gain of $2,040,651 as a result of the formation of the Joint Venture, with the result that in the three months ended June 30, 2012 we recorded net income of $812 and for the six months ended June 30, 2012 our net loss was only $1,043,289.

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

The following table summarizes our liquidity and capital resources on the dates presented:

	June 30, 2013	December 31, 2012
Cash	$1,651,314	$940,225
Working capital (deficit)	(8,068,588)	(7,448,641)
Stockholders’ Equity	13,023,901	14,736,634

The Company had a working capital deficit of $8,068,588 at June 30, 2013.  This represented an atrophy of $619,947 since December 31, 2012. The primary reason for the atrophy of working capital was the $2,214,848 loss that we incurred during six months ended June 30, 2013, which we funded, in part, by taking short-term loans.

The following table describes our contractual commitments and obligations as of June 30, 2013:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
Short term loans	$9,093,339	$9,093,339		$-	$-		$-
Convertible loan	1,000,000				1,000,000
Loans from shareholder and related party	414,382	414,382		-	--
Total	$10,507,721	$9,507,721	$		$1,000,000	$

Given that the Company’s debt obligations in the next twelve months equal 179% of its current assets at June 30, 2013, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash flows

The following table shows the movements of our cash for the periods presented

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(1,406,067)	$(2,682,319)
Net cash used in investing activities	31,144	(87,815)
Net cash provided by financing activities	2,014,217	2,834,378
Effect of exchange rate changes on cash	71,795	(728)
Net increase (decrease) in cash	711,089	63,516
Cash at beginning of period	940,225	363,771
Cash at end of period	$1,651,314	$427,287

Net cash used in operating activities.

Our operating activities during the six months ended June 30, 2013 used $1,411,067 in cash.  The use of cash exceeded our net loss of $2,214,848 primarily because our net loss was reduced by our non-cash adjustments of $763,053. The non-cash adjustments are mainly composed of depreciation and amortization of $434,298, an increase of $368,210 in inventory and an increase of $263,435 in account payables, were partially offset by a decrease of $426,456 in account receivables.

By comparison, net cash used in operating activities for the six months ended June 30, 2012 was $2,682,319, which exceeded the net loss for that period due to the $2,040,651 non-cash gain in investment in joint venture that we recorded.

Net cash (used in) investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years.  Net cash used in investing activities for the six months ended June 30, 2013 was $31,144, which resulted from the purchase and disposal of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2012 was $87,815, again the result of our purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the six months ended June 30, 2013 by taking short-term loans totaling $1,121,885 and with the proceeds of $899,030 of convertible loans.

Net cash provided by financing activities for the six months ended June 30, 2012 was $2,834,378, representing proceeds from short-term loans of 2,855,126 and repayment of due to shareholder of $20,748.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Apollo Solar Energy, Inc.

Date: August 13, 2013	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: August 13, 2013	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer