Form 10-Q
period 2013-09-30
APOLLO SOLAR ENERGY, INC.
filed 2013-11-14
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

There were 49,377,038 shares of common stock outstanding as of November 12, 2013.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2013

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$1,570,050	$935,750
Accounts receivable, net of allowance of $15,603 and $18,872	710,333	326,464
Inventories	2,684,011	3,111,643
Prepaid expenses and other current assets	573,029	285,419
Current assets of discontinued operations	-	176,926
Total Current Assets	5,537,423	4,836,202

Long-term Assets
Property, machinery and mining assets, net	16,503,381	16,722,150
Non-marketable investment	57,038	55,546
Investment in and advances to Joint Venture	5,291,775	5,376,997
Non-current assets of discontinued operations	-	131,552
Total long-term Assets	21,852,194	22,286,245

Total Assets	$27,389,617	$27,122,447

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$8,658,171	$7,797,845
Account payable - trade	280,669	198,706
Account payable - construction vendors	1,195,663	1,164,411
Accrued expenses and other current liabilities	2,645,730	2,499,615
Due to stockholders and related parties	441,943	373,322
Current liabilities of discontinued operations	-	250,944
Total Current Liabilities	13,222,176	12,284,843

Long-term liabilities
Convertible loan	1,000,000	100,970
Total liabilities	14,222,176	12,385,813

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012
Common stock:	51,796	51,796
$0.001 par value, 100,000,000 shares authorized; 51,795,961 shares issued and 49,377,038 shares outstanding as of September 30, 2013 and December 31, 2012
Additional paid-in capital	33,244,465	33,032,641
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(18,302,085)	(16,125,326)
Accumulated other comprehensive income	3,390,035	2,994,293
Total stockholders' Equity	13,167,441	14,736,634

Total Liabilities and Stockholders' Equity	$27,389,617	$27,122,447

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$6,350,549	$583,800	$13,446,941	$3,287,427

Cost of goods sold	(6,194,430)	(798,147)	(13,025,818)	(3,999,233)

Gross profit/loss	156,119	(214,347)	421,123	(711,806)

Operating expenses:
General and administrative expenses	261,984	506,649	1,356,631	1,833,215
Selling expense	54,980	62,779	189,127	155,438
Research and development expenses	168,731	442,618	799,414	977,538
Total operating expenses:	485,695	1,012,046	2,345,172	2,966,191

Operating loss	(329,576)	(1,226,393)	(1,924,049)	(3,677,997)

Other income (expense)
Interest income(expense), net	(141,708)	(80,421)	(561,811)	(333,674)
Loss in equity in Joint Venture	(88,805)	62,230	(276,344)	(112,518)
Gain on investment in Joint Venture	-	-	-	2,038,774
Total other income(expense)	(230,513)	(18,191)	(838,155)	1,592,582

Income/loss before provision for income taxes-continuing operations	(560,089)	(1,244,584)	(2,762,204)	(2,085,415)

Provison for income tax(credit)	-	-	-	102,835

Net loss from continuing operations	(560,089)	(1,244,584)	(2,762,204)	(2,188,250)

Loss from discontinued operations	-	(3,499)	(12,789)	(104,904)
Gain on sale of subsidiary	598,236	-	598,236	-
Net income( loss) from discontinued operations	598,236	(3,499)	585,447	(104,904)

Net income(loss)	38,147	(1,248,083)	(2,176,757)	(2,293,154)

Other comprehensive loss
Foreign currency translation adjustment	34,844	(34,254)	395,742	(42,848)
Comprehensive loss	$(525,245)	$(1,278,838)	$(2,366,462)	$(2,231,098)
			\
Loss per share continuing operations
Basic	$(0.01)	$(0.02)	$(0.06)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.04)

Income/loss per share-discontinued operations
Basic	$0.01	$-	$0.01	$-
Diluted	$0.01	$-	$0.01	$-

Income/loss per share-total income(loss)
Basic	$0.00	$(0.02)	$(0.05)	$(0.04)
Diluted	$0.00	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic	49,377,038	51,795,961	49,377,038	51,795,961
Diluted	49,377,038	51,795,961	49,377,038	51,795,961

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30
	2013	2012

Cash flows from operating activities:

Net Loss From continuing operations	$(2,762,204)	$(2,188,250)
Add(deduct):
Net income/loss from discontinued operations	585,447	(104,904)
Net loss	(2,176,757)	(2,293,154)

Adjustments to reconcile net income/loss to net cash provided by operating activities:	-
Stock-based compensation	211,824	352,990
Gain on investment in Joint Venture	-	(2,038,774)
Loss in equity of Joint Venture	276,346	112,518
Gain on sale of subsidiary	(598,236)
Depreciation and amortization	634,851	691,489
Disposal of equipment	51,289	-
Inventory allowance	-	324,533
Changes in operating assets and liabilities:
Accounts receivable	(370,470)	446,898
Inventory	504,832	999,630
Prepaid expenses and other current assets	(280,948)	(681,453)
Accounts payable-trade	75,686	27,634
Accounts payable-construction	-	(135,084)
Accrued expenses and other current liabilities	99,913	(19,755)
Net cash used in continuing operations	(1,571,671)	(2,212,528)
Net cash provided by discontinued operations	63,122	(344,608)
Net cash used in operating activities	(1,508,549)	(2,557,136)

Cash flows from investing activities:

Purchase of property and equipment	(27,957)	(68,346)
Disposal of property and equipment	10,952	-
Proceeds from sale of subsidiary - net of cash sold	567,811	-
Net cash used in continuing operations	550,806	(68,346)
Net cash used in discontinued operations	(1,153)	(76,441)
Net Cash provided by(used in) investing activities	549,653	(144,787)

Cash flows from financing activities:
Proceeds of short-term loans	642,986	2,865,182
Repayment to(proceeds of) stockholder loan	63,708	99,258
Due to related parties	(50,244)	(41,246)
Proceeds from convertible loan, net of costs	899,030	-
Net cash provided by continuing operations	1,555,480	2,923,194
Net cash used in discontinuing operations	-	-
Net cash provided by financing activities	1,555,480	2,923,194

Effect of exchange rate changes on cash	37,716	35,213

Net increase in cash	634,300	256,484

Cash at beginning of period	935,750	363,771
Cash at end of period	$1,570,050	$620,255

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$102,835
Interest expense	$544,893	$332,709
Assets transferred to Joint Venture	$-	$2,790,967

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Reclassifications

Certain amounts of prior period were reclassified for presentation purposes.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $7,684,753 as at September 30, 2013, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

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

Discontinued Operations

On July 8, 2013, the Company entered into an Equity Transfer Agreement with Ling Zhao, Chunbao Pan and Xiaoping Zhou to sell its interest in Hefei Junrun Energy & Technology Co., Ltd. (“Hefei Junrun”).

The gain on disposal of Hefei Junrun was as following:

Consideration received	$643,790
Net equity of Hefei Junrun	(45,554)
Gain on disposition of discontinued operation	$598,236

Accordingly, the Company has accounted for Hefei Junrun as discontinued operations. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to conform with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$-	$429,520	$825,683	$586,273
Cost of goods sold	-	(361,142)	(679,856)	(502,338)
Gross profit (loss)	-	68,378	145,827	83,935
Operating expenses	-	71,877	158,616	188,839
Operating loss from discontinued operations before income tax	-	(3,499)	(12,789)	(104,904)
Net loss from discontinued operations	$-	$(3,499)	$(12,789)	$(104,904)

The following summarized the assets and liabilities of discontinued operations as of December 31, 2012:

Cash	$4,475
Accounts receivable, net	13,184
Inventories	91,080
Prepaid expenses and other current assets	68,187
Current assets held of discontinued operations	176,926
Non-current assets held of discontinued operations	131,552
Total assets held of discontinued operations	$308,478
Accounts payable - trade	$63,247
Accrued expenses and other current liabilities	187,697
Current liabilities held of discontinued opoerations	$250,944

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 2. INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company recorded inventory mark-down for the nine months ended September 30, 2013 and 2012 of $311,427 and $324,831, respectively.

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Raw Materials	$513,419	$762,001
Work-in-progress	796,888	860,535
Finished goods - continued operations	1,373,704	1,489,107
Total	$2,684,011	$3,111,643

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	September 30, 2013	December 31, 2012

Advances for purchases	$388,819	$200,727
Other receivables	184,210	84,692
Total	$573,029	$285,419

NOTE 4.  RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	September 30, 2013	December 31, 2012

Due from (to) Xinju	$(39,328)	$(37,704)
Due to shareholders and related parties	481,271	411,026
Total	$441,943	$373,322

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

Xinju is a related company partially owned by the second largest shareholder of the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	September 30, 2013	September 30, 2012
Statement of operations
Revenues	$25,628	$-
Cost of sales	54,367	-
Gross profit	-	-
Operating Loss	(789,550)	(321,480)
Loss before income tax	(789,550)	(321,480)

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 6.  ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	September 30, 2013	December 31, 2012
Accrued interest	$845,946	$824,704
Salaries and benefits	124,864	161,094
Other taxes	394,146	352,403
Professional fees	18,864	148,640
Accrued R&D expenses	625,000	625,000
Other payables	618,630	357,475
Advance from customers	18,280	30,299
Total	$2,645,730	$2,499,615

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 7.  SHORT-TERM LOAN

 Short-term loans consist of the following loans collateralized by assets of the Company:

	September 30, 2013	December 31, 2012

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest collateralized by certain plant equipment of Sichuan Apollo	$673,033	$655,441

2) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo	-	730,031

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 7.74% per annum, collateralized by the buildings of Sichuan Apollo	-	698,290

4) Loan payable to Industrial and Commercial Bank of China, due on November 19, 2013 and December 3, 2013, with interest of 6.6% and 6.00% per annum, respectively, collateralized by the land of Sichun Apollo and its 100% ownership of Xinlong	3,096,278	3,015,347

5) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013	-	793

6)Loans payable to unrelated party, non-interest bearing and due on July 22, 2013	-	1,428,323

7 Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Breach, due on March 31, 2013, with interest at 7.5% per annum, collateralized by Sichun Xinlong’s 100% ownership in Shimian	-	1,269,620

8) Loans payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichun Apollo	4,888,860	-

Total	$8,658,171	$7,797,845

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 8. CONVERTIBLE LOAN

On October 31, 2012, the Company entered into a Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the lender has an option to convert the loan balance into the Company’s common stock before October 31, 2013 at $2 per share. This loan has an annual interest rate of 10% and a term of 5 years. The loan is collateralized by 2% of the ownership of the Joint Venture referred to in Note 5.

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

Both loans were subordinated to the bank loan and is a senior loan to all other liabilities. The purpose of the loan is to purchase raw materials. As of September 30, 2013, the Company had exhausted the borrowing limits on both Loan Agreements, and owed $1,000,000 to Golden Bridge Education Inc.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument.

NOTE 9.  TAXES

Corporation income tax
The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and nine months ended September 30, 2013 and 2012.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3,000,000 and $8,000,000, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4,000,000 for which the Company has provided a 100% valuation allowance.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 9.  TAXES (continued)

The comparison of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	Nine Months Ended
Taxes	September 30, 2013	September 30, 2012

U.S. Statutory rate of 35%	$(761,865)	$(766,611)
Tax rate difference between China and U.S.	189,059	354,415
Change in valuation allowance	521,625	412,196
Net operating loss expired	200,741	-
Tax paid for prior year	-	102,835
Permanent difference	(149,560)	-
Effective tax	$-	$102,835

The provisions for income taxes are summarized as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012

Current	$-	$102,835
Deferred	-	-
Total	$-	$102,835

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

NOTE 10. PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of September 30, 2013 and December 31, 2012, the Company did not accumulate any statutory reserve due to the accumulated deficit.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 11.  BUSINESS SEGMENTS

For the nine months September 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$13,446,941	$-	$-	$13,446,941

Operating loss	$(422,212)	$(1,105,719)	$(144,374)	$(251,744)	$(1,924,049)

Depreciation and amortization	$488,181	$123,980	$22,690	$-	$634,851

Capital expenditures	$-	$26,804	$-	$-	$26,804
		\
For the nine months ended September 30 , 2012

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$110,352	$3,177,075	$-	$-	$3,287,427

Operating loss	$(774,166)	$(1,911,981)	$(165,901)	$(825,949)	$(3,677,997)
					$-
Depreciation and amortization	$526,485	$147,260	$24,288	$-	$698,033
					$-
Capital expenditures	$7,218	$58,798	$2,330	$-	$68,346

For the three months ended September 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$6,350,549	$-	$-	$6,350,549

Operating loss	$(225,266)	$(49,450)	$(41,769)	$(13,091)	$(329,576)

Depreciation and amortization	$159,374	$48,635	$7,176	$-	$215,185

Capital expenditures	$-	$14,354	$-	$-	$14,354

For the three months ended September 30, 2012

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$583,800	$-	$-	$583,800

Operating loss	$(304,370)	$(628,748)	$(52,673)	$(240,602)	$(1,226,393)
		、			$-
Depreciation and amortization	$173,600	$51,018	$8,024	$-	$232,642
					$-
Capital expenditures	$4,679	$1,533	$-	$-	$6,212

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 12. CONCENTRATIONS

For the nine months ended September 30, 2013, three major customers accounted for approximately 15% 24.8% and 33.4% of total sales, respectively. For the nine months ended September 30, 2013, 99.4% of sales were made to customers in Asia.

For the three months ended September 30, 2013, two major customers accounted for approximately 66% and 19% of total sales, respectively. For the three months ended September 30, 2013, 99.8% of sales were made to customers in Asia.
.
For the nine months ended September 30, 2012, two major customers accounted for approximately 16% and 15% of total sales, respectively.  For the nine months ended September 30, 2012, 10% of sales were made to customers in North America and 90% of sales were made to customers in Asia. Two vendors accounted for approximately 38% and 13% of total purchases, respectively.

For the three months ended September 30, 2012, two major customers accounted for approximately 27% and 12% of total sales, respectively.  For the three months ended September 30, 2012, 98% of sales were made to customers in Asia and 2% of sales were made to customers in North America. Four vendors accounted for approximately 49%, 15%, 13% and 11% of total purchases, respectively.

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

Overview

We are a China-based vertically integrated refiner of tellurium, or Te, and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock, which shareholders are our direct or indirect employees.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through January 2014 for exploration and mining activities at our Dashuigou property, and through June 2014 for mining activities at our Majiagou property, subject to potential renewal thereafter.

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

Results of Operations

Sales

Sales for the three and nine months ended September 30, 2013 were $6,350,549 and $13,446,941 respectively, compared to the sales of $583,800 and $3,287,427 in the same period in 2012, an increase of $ 5,766,749 or approximately 987.8% for the three months period and an increase of $ 10,159,514 or 309.0% for the nine months period. The primary reasons for the increase in sales were:

•	Sales orders increased due to more incentives for sales people as a result of the reform enforced in the purchase department and sales department since last year.
•	The special trading business we started this April has the features of high turnover and low profit margin.
•	Compared to the same period in 2013, the market in 2012 was rather depressed.

Gross profit/loss

Our cost of sales increased by $5,396,283 and $9,026,585 or 676.1% and 225.71% in the three and nine months ended September 30, 2013 compared to the same periods of 2012.  Although the increase in cost of sales was significantly lower than the increase in our sales, our gross margin remained very low: 2% during the three months ended September 30, 2013 and 3% during the nine months then ended. The primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in the next year.

Selling expense

For the three months ended September 30, 2013, selling expenses were $54,980 compared to $62,779 for the three months ended September 30, 2012, representing a decrease of 12.4%. For the nine months ended September 30, 2013, selling expenses were $189,127 compared to $155,438 for the nine months ended September 30, 2012, representing an increase of 21.6%. This increase occurred because the Company carried out more promotions in the first nine months of 2013 than in the first nine months of 2012.

General and administrative expenses

We incurred general and administrative expenses of $261,984 and $1,356,631 for the three and nine months ended September 30, 2013, compared to $506,649 and $1,833,215 in the same period of 2012, representing a decrease of 48.3% for the three month period and 26.0% for the nine month period. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the three months ended September 30, 2013, we incurred research and development expenses of $168,731, compared to $442,618 for the three months ended September 30, 2012. This represents a decrease of 61.88%. For the nine months ended September 30, 2012, we incurred research and development expenses of $799,414, compared to $977,538 for the nine months ended September 30, 2012. This represents a decrease of 18.2%. The decrease in the expenses was due to our decreased effort on research and development for new products during 2013.

Operating loss

Our operating loss for the three months ended September 30, 2013 was $329,576, which was 73% less than our operating loss for the three months ended September 30, 2012. Our operating loss for the nine months ended September 30, 2013 was $1,924,049, which was $1,753,948 or 47.7% better than our operating loss for the nine months ended September 30, 2012.

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

During the three and nine months ended September 30, 2013, the operations of the Joint Venture resulted in net loss of $253,730 and $789,550, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in loss of Joint Venture of $88,805 and $276,344 for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, our equitable share of the Joint Venture’s gain totaled $66,230 and loss of $112,518, respectively.

In addition, during the three and nine months ended September 30, 2013 we recorded net interest expense of $141,708 and $561,811, respectively.  By comparison, during the three and nine months ended September 30, 2012 we recorded net interest expense of $80,421 and $333,674, respectively. The increase in interest expenses was related to the increase in short term loan. During April, 2013, the Company borrowed $4,888,860 from China CITIC bank. These loans are due on April 18 and 22, 2014 with interest at 7.5% per year.

Gain on disposition of discontinued operation

On July 8, 2013, the Company entered into an Equity Transfer Agreement with Ling Zhao, Chunbao Pan and Xiaoping Zhou to transfer back all equity interest in Hefei Junrun Energy & Technology Co., Ltd. (“Hefei Junrun”). The Company recorded a gain on disposition of discontinued operation of $598,236 in other income.

Net income/loss

We recorded net income of $38,147 for the three months ended September 30, 2013, which was $1,286,230 greater than the net loss of $1,248,083 recorded in the same period of 2012.  The net income for the three months ended September 30, 2013 was the result of netting our loss from continuing operations against the gain of $598,236 that we realized on the sale of our discontinued operation. During the nine months ended September 30, 2013 we recorded a net loss of $ 2,176,757, compared to a net loss of $2,293,154 recorded in the same period of 2012, an increase of $116,397 or 5.1%.  However, our continuing operations for those periods, despite the significant improvement in revenue and gross profit, resulted in an increase of $573,954 in our net loss, due to the fact that during the nine months ended September 30, 2012 we recorded a gain of $2,038,774 as a result of our investment in the joint venture.

Liquidity and Capital Resources

We have historically funded our operations primarily through paid-in capital, sales of goods, loan from stockholders and short term loans from financial institutions in China.  Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds, either debt or equity, to finance our planned operations for the next twelve months.

The following table summarizes our liquidity and capital resources from on the dates presented:

	September 30, 2013	December 31, 2012
Cash	$1,570,050	$935,750
Working capital(deficit)	$(7,684,753)	$(7,448,641)
Stockholders' Equity	$13,167,441	$14,736,634

The Company had a working capital deficit of $7,684,753 at September 30, 2013.  This represented an atrophy of $236,112 since December 31, 2012. The primary reason for the atrophy of working capital was the $2,176,758 loss that we incurred during nine months ended September 30, 2013, which we funded, in part, by taking short-term loans.

The following table describes our contractual commitments and obligations as of September 30, 2013:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Short term loans	$8,658,171	$8,658,171	$-	$-	$-
Loans from shareholder and related party	$441,943	$441,943	$-	$-	$-
Convertible loans	$1,000,000			$1,000,000	$-

Given that the Company’s debt obligations in the next twelve months equal 182% of its current assets at September 30, 2013, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(1,508,549)	$(2,557,136)
Net Cash provided by(used in) investing activities	549,653	(144,787)
Net cash provided by financing activities	1,555,480	2,923,194
Effect of exchange rate changes on cash	37,716	35,213
Net increase in cash	634,300	256,484
Cash at beginning of period	935,750	363,771
Cash at end of period	$1,570,050	$620,255

Net cash used in operating activities.

The operating activities of our continuing operations during the nine months ended September 30, 2013 used $1,571,671 in cash.  The use of cash was less that our net loss from continuing operations of $2,762,204, primarily because we reduced our inventory by $504,832.

The operating activities of our continuing operations during the nine months ended September 30, 2012 used $2,212,528 in cash.  The use of cash exceeded our net loss from continuing operations of $2,188,250 primarily because our net loss was reduced by the non-cash gain of $2,038,774 that we recorded as a result of our investment in the Joint Venture.  That gain was partially offset, however, by sizeable reductions in our inventory and accounts receivable balances, reflecting the decline in the level of our operations during 2012.

Net cash (used in) investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years. During the nine months ended September 30, 2013 we invested only $27,957 in property and equipment and $10,952 of disposal of property and equipment..  However, net cash provided by investing activities for the nine months ended September 30, 2013 was $549,653, as we received $567,811 in cash from the disposition of Hefei Junrun, net of the cash balance on Hefei Junrun’s book.

Net cash used in investing activities for the nine months ended September 30, 2012 was $144,787, which resulted from the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the nine months ended September 30, 2013 primarily by taking short-term loans totaling $642,986 and with the proceeds of $899,030 from convertible loans.

We funded our operations during the nine months ended September 30, 2012 primarily by taking short-term loans totaling $2,865,182.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of September 30, 2013.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 8, 2013 a complaint was filed in the United States District Court for the District of New Jersey titled “Warner Technology & Investment Corp. v. Sichuan Apollo Solar Energy Technology Co., Ltd. and Renyi Hou.”  The Complaint alleges that Sichuan Apollo and Hou made misleading representations to Warner Technology to induce it to invest in Apollo Solar Energy, Inc.  The Complaint also makes allegations specifically against Renyi Hou.  Damages in excess of $10 million are demanded from the defendants.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on May 10, 2013, for our 2012 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

**           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Solar Energy, Inc.

Date: November 14, 2013	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: November 14, 2013	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer