Form 10-K
period 2013-12-31
APOLLO SOLAR ENERGY, INC.
filed 2014-05-07
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,586,100 based on the closing price of the registrant’s common stock on the OTCQB of $.28 per share.

There were  51,795,961 shares of common stock outstanding as of May 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

PART I

ITEM 1.                       BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium (“Te”) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extends through June 2015 for exploration activities at our Dashuigou property, and through June 2014 for exploration and mining activities at our Majiagou property.  The licenses are subject to potential renewal at their termination date. On January 14, 2014 our license to carry on mining activities at the Dashuigou property terminated; our hope is that we will be able to renew it if our exploration activities on that site prove fruitful.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. We had planned to begin mining at Dashuigou in 2012, but were delayed by new mining regulations adopted by the local government.  We have achieved compliance with the new regulations.  Our long-term plan, therefore, is to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou, Majiagou and other projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  For the near-term (at least into 2015), we will source all of our tellurium requirements, and thereafter source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.

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

In November 2009 we entered into a joint venture to produce thin film solar cells.  Our principal joint venture partner is Bengbu Design & Research Institute for the Glass Industry, which is an affiliate of China National Building Materials Group, a giant state-owned entity.  A local government agency also owns an equity interest in the joint venture.  In exchange for our contribution of land and facilities as well as three patents, we received a 35% equity interest in the joint venture, which is named CEO Apollo Solar.  At present, COE Apollo Solar is engaged in research regarding glass used in production of thin film solar cells, and is developing a production line for 80MW CdTe thin film solar modules.  COE Apollo Solar has obtained the requisite government licenses, and expects to complete construction of the assembly line during 2015.

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

•
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

•
Penetrate new market segments. At the present time, over 99% of our sales are made in China. When our resources permit an expansion of our marketing activities, we will seek to increase sales in the United States and Japan and to expand into selected countries in Europe, where we believe the PV market is likely to grow significantly in the near term.

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

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In  2013, three customers accounted for 12%, 27% and 31% of the total sales.  In 2012 28% of our sales were to two customers:  Lianlian Industry Co., Ltd. (15%) and Weilin Chemical Co., ltd. (13%), both of which are located in China.  We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

•
Stable Stream of Future Revenue. If we are able to obtain exclusive access to tellurium from the mines where we have rights, this will help us to provide a stable and constant stream of supplies to our customers. Therefore, we anticipate that we will be able to negotiate with our major customers in the future for long-term supply agreements which will lead to stable stream of revenue in future years.

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

As of December 31, 2013, our research and development team consists of 26 full-time employees, which are broken down into four groups:

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

Risks Related To Our Operations

We currently have negative cash flow and negative working capital.  We will not be able to fully resume operations without additional injections of capital.

As shown in the accompanying financial statements, the Company has negative cash flow for the years ended December 31, 2013 and 2013, and at December 31, 2013 the Company’s current liabilities exceeded its current assets by $7.6 million.  In addition, approximately $9.6 million of the Company’s loans will be due in 2014.  The current cash and inventory level will not be sufficient to support the Company’s normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. It is not certain that we will be able to obtain sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have accumulated significant losses and we may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated significant net losses from our inception through December 31, 2013 and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

Our ability to obtain new resources is uncertain.

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

We may incur liability for injuries to our mining personnel.

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

 The Government may increase its regulation of the mining industry.

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

In  2013, three customers accounted for 12%, 27% and 31% of the total sales. In 2012, 28% of our sales were made to two customers.  In 2011, approximately 45 % of our sales were to three customers. In 2010, our top three customers accounted for 75% of our revenue.  In 2009, approximately 90% of sales were to two customers. We have been committing tremendous effort to expanding our customer list, and our results in 2011 reflected a certain level of success. However, the loss of, or a decrease in the amount of business from, one of these customers, or any default in payment on their part, could still significantly reduce our net sales and harm our operating results.

We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. We therefore expect that our dependence on our major customers will continue during most of 2014, at which point we intend to further reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well as to supply the needs of companies active in the medical imaging market.

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

Mineral Rights Controlled by Sichuan Apollo
Project	Permit Name	Permit Type	Number	Area (km2)	Elevation Range (m)	Termination
Daishuigou	Gaishuigou Pb-Zn-Mable Exploration	Exploration	T51120080403005938	6.29	1,440 - 1,705	June 2015
Majiagou	Majiagou Te-Bi Mine	Mining	5100000510226	0.0568	1,540 - 1,640	June 25 2014

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

Market Prices for Tellurium

The average price for industry grade tellurium with a purity of at least 99.95% increased dramatically from US$13 per kilogram in 2004 to US$135 per kilogram in 2014. Although there is insufficient public information, prices for high-purity tellurium of 99.999% to 99.99999% (or 5N to 7N) Te are considerably higher than the price of industrial grade tellurium.

ITEM 3.                       LEGAL PROCEEDINGS

On June 7, 2013 our subsidiary, Sichuan Apollo Solar Energy Technology Co., Ltd., filed a criminal complaint with the local bureau of economic criminal investigation in China against Renyi Hou, who was the CEO of Apollo Solar until 2010.  The complaint alleged that, between 2007 and 2010, Mr. Hou caused improper loans to be made by Sichuan Apollo to Sichuan Xinju Mineral Resources Development Co., Ltd. an entity in which Mr. Hou owns the majority interest but that is party to the VIE Agreements with our subsidiary, Sichuan Xinlong.  The complaint also alleged that in 2009 Mr. Hou caused Sichuan Apollo to make excess payments to the construction company that was constructing the new facility for Sichuan Apollo. On November 19, 2013 the bureau  dismissed the complaint.   Sichuan Apollo appealed the dismissal in December 2013.

On October 8, 2013 a complaint was filed in the United States District Court for the District of New Jersey titled “Warner Technology & Investment Corp. v. Sichuan Apollo Solar Energy Technology Co., Ltd. and Renyi Hou.”  The Complaint alleges that Sichuan Apollo and Mr. Hou made misleading representations to Warner Technology to induce it to invest in Apollo Solar Energy, Inc.  The Complaint also makes allegations specifically against Renyi Hou.  Damages in excess of $10 million are demanded from the defendants.  Subsequently the plaintiff withdrew the complaint against Sichuan Apollo.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the OTCQB under the symbol “ASOE”. We have 51,795,961 issued and outstanding shares of common stock and 556 common stock holders of record.

	Common Stock Price
	High	Low

Fiscal Year Ending December 31, 2013
Fourth Quarter	$0.40	$0.40
Third Quarter	$0.25	$0.25
Second Quarter	$0.28	$0.28
First Quarter	$0.25	$0.25

Fiscal Year Ending December 31, 2012
Fourth Quarter	$0.30	$0.22
Third Quarter	$0.31	$0.17
Second Quarter	$0.51	$0.20
First Quarter	$0.40	$0.15

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

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the fourth quarter of 2013.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2013.

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

In our preparation of the consolidated financial statements for 2013 there were four estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:


Our determination to record a $438,337 increase in the allowance for our inventories.  We based the determination on our expectation that we will not be able to liquidate our inventories at prices (net of selling expenses) equal to cost.


Our determinations of the useful life of our property and equipment, as disclosed in Note 4 to our Financial Statements. We based the determination on our assessment of the useful life of comparable property and equipment.


Our determination of the fair value of our investment in the joint venture, as discussed in Note 5 to our Financial Statements. The determination was based on the appraised value of the assets in the joint venture.


Our determination to record a 100% valuation allowance for our deferred tax assets, as disclosed in Note 13 to our Financial Statements. The determination was based on our lack of assurance as to whether we will realize taxable income in the future against which the deferred tax assets can be applied.

Results of Operations

Sales

Sales for the years ended December 31, 2013 were $16,838,764, compared to the sales of $4,082,303 for the year ended December 31, 2012, an increase of $ 12,756,461 or approximately 312.5% for the year. The primary reasons for the increase in sales were:

•	Sales orders increased due to more incentives for sales people as a result of the reform enforced in the purchase department and sales department since last year.
•	The special trading business we started this April has the features of high turnover , although it yields a low profit margin.
•	Compared to 2013, the market in 2012 was rather depressed.

Gross profit/loss

Our cost of sales increased by $12,097,412 or 275.13% in the year ended December 31, 2013 compared to 2012.  Although the increase in cost of sales was lower than the increase in our sales, our gross margin remained very low: 2% during the year ended December 31, 2013 and negative 8% during the year ended December 31, 2012. The primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in the next year.  Furthermore, the Company recorded $438,337 and $202,238 of inventory markdown during the years ended December 31, 2013 and 2012, respectively.

Selling expense

For the year ended December 31, 2013, selling expenses were $253,310 compared to $200,476 for the year ended December 31, 2012, representing a increase of 26.4%. This increase occurred because the Company initiated a concerted effort to increase sales during year ended December 31, 2013 by hiring more sales people and increasing efforts to promote our products to the market.

General and administrative expenses

We incurred general and administrative expenses of $2,619,642 for the year ended December 31, 2013, compared to $3,031,823 in the same period of 2012, representing a decrease of 13.6% for the year ended period. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the year ended December 31, 2013, we incurred research and development expenses of $973,851. However, the local government supports the Company’s research and development activities, and during the year ended December 31, 2013, the Company received $423,705 of government subsidy. In addition, the Company was relieved from accrued research and development cost from New Jersey Institute of Technology, which amounted to $625,000. As a result, we recorded a negative $74,854 in research and development expense for 2013. For the year ended December 31, 2012, we incurred research and development expenses of $1,155,895.

Impairment on assets held for sale

In 2010, the Company acquired battery panels for a proposed solar power project. Subsequently, the Company discontinued the proposed project and reclassified those battery panels from property, machinery and mining assets to assets held for sale. The battery panels were purchased for $1,438,000. Impairment loss of $274,675 and $220,189 were recorded in 2010 and 2011, respectively.

During the year ended December 31, 2012, based on current and anticipated market condition, the Company decided to record an additional impairment charge of $925,093, which reduced its carrying value to zero.

Operating loss

Our operating loss for the year ended December 31, 2013 was $2,453,689, which was 56.4% less than our operating loss for the year ended December 31, 2012. The decrease in operating loss was mainly because the increase in sales and the decrease in operating expense during the year ended December 31, 2013 compared to 2012.

Gain from investment in Joint Venture; Income on equity of Joint Venture

In 2009, we entered into a joint venture agreement, pursuant to which we acquired a 35% interest for the contribution of certain assets with a fair value of RMB49,980,000 (approximately $7.3 million) and debt of RMB37,170,000 (approximately $5.4 million).  Accounting standards require that we report a gain on the difference between the initial cost of the investment and our proportionate share of the fair value of the Joint Venture’s net equity. During the year ended December 31, 2012, we recorded $2,041,525 of gain on investment in Joint Venture. As all contributions to the equity of COE Apollo Solar were completed in 2012, no further gain or loss will be recorded in connection with the formation of the joint venture.

During the year ended December 31, 2013 and 2012, the operations of the Joint Venture resulted in net income of $50,536 and $21,416, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in income of Joint Venture of $17,688 and $7,496 for the year ended December 31, 2013 and 2012, respectively.

Interest expense

During the year ended December 31, 2013 and 2012, we recorded net interest expense of $641,793 and $1,053,940, respectively.  The decrease in interest expenses occurred because in 2012 the Company accrued $603,487 (RMB 3,804,023) of interest in certain accounts payable accounts.

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

Provision for income tax for the year ended December 31, 2012 was $102,918.  For 2013, the Company recorded no provision for income tax.

Gain on disposition of discontinued operation

On July 8, 2013, the Company entered into an Equity Transfer Agreement with Ling Zhao, Chunbao Pan and Xiaoping Zhou to transfer back all equity interest in Hefei Huirun Energy & Technology Co., Ltd. (“Hefei Huirun”). The Company recorded a gain on disposition of discontinued operation of $613,218.

Net income (loss) from discontinued operations

During the years ended December 31, 2013 and 2012, the Company has $600,429 and ($491,993) of net income(loss) from discontinued operations.

Net income/loss

We recorded net loss of $2,518,130 and $5,227,750 for the year ended December 31, 2013, and 2012, respectively.  The net loss for the year ended December 31, 2013 was the result of netting our loss from continuing operations against the gain of $613,218 that we realized on the sale of our discontinued operation. The decrease in net loss during December 31, 2013 was mainly because of the significant improvement in revenue and gross profit, resulted in a reduction of $2,709,620 in our net loss.

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

The following table summarizes our liquidity and capital resources on the dates presented:
	December 31, 2013	December 31, 2012
Cash	$921,197	$935,750
Working capital(deficit)	$(7,605,859)	$(7,448,641)
Stockholders' Equity	$13,403,495	$14,736,634

The Company had a working capital deficit of $7,605,859 at December 31, 2013.  This represented an atrophy of $157,218 since December 31, 2012. The primary reason for the atrophy of working capital was the $2,518,130 loss that we incurred during year ended December 31, 2013, which we funded, in part, by taking short-term loans.

The following table describes our contractual commitments and obligations as of December 31, 2013:

	Payments due by Period (in $)

Contractual Obligations	Total	Less Than 1 Year		1 – 3 Years		3 – 5 Years	More Than 5 Years
Short term loans	$9,236,548		$9,236,548		$-	$-	$-
Loans from shareholder and related party	$368,344		$368,344		$-	$-	$-
Convertible loans	$1,000,000	$		$		$1,000,000	$-

Given that the Company’s debt obligations in the next twelve months equal 169.9% of its current assets at December 31, 2013, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(1,893,536)	$(3,228,441)
Net Cash provided by(used in) investing activities	642,085	(197,019)
Net cash provided by financing activities	935,567	4,002,950
Effect of exchange rate changes on cash	301,331	(1,036)
Net increase in cash	(14,553)	576,454
Cash at beginning of period	935,750	359,296
Cash at end of period	$921,197	$935,750

Net cash used in operating activities.

The operating activities of our continuing operations during year ended December 31, 2013 used $1,893,536 in cash.  The use of cash was less that our net loss of $2,518,130. This disparity occurred because our net loss included non-cash expenses, primarily $437,360 attributable to stock-based compensation, $876,150 attributable to depreciation and amortization, and an increase of $438,337 in our inventory allowance.

Net cash used in operating activities for the year ended December 31, 2012 was $3,228,441. For the year ended December 31, 2012, the net cash used in operation activities was primarily attributable to net loss of $5,227,750.  That net loss would have been worse but for the non-cash gain of $2,041,525 on investment in the joint venture that we recorded.  On the other hand, the net loss included a non-cash expense of $925,093 arising from the impairment of assets held for sale.  In addition, the net loss included $918,307 of depreciation and amortization expense, a non-cash expense.  Finally we were able to reduce our cash usage by reducing our inventories by $726,667.

Net cash (used in) investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years. During the year ended December 31, 2013 we invested only $41,387 in property and equipment and obtained $38,478 in cash from our disposal of property and equipment.  However, net cash provided by investing activities for the year ended December 31, 2013 was $642,085, as we received $646,151 in cash from the disposition of Hefei Junrun, net of the cash balance on Hefei Junrun’s book.

Our investing activities for the year ended December 31, 2012 used $197,019 in cash. This was primarily attributable to the purchase of property and equipment.

Net cash (used in)/provided by financing activities.

We funded our operations during the year ended December 31, 2013 primarily by taking short-term loans totaling $1,179,872 and with the net proceeds of $899,030 from convertible loans.

Net cash provided by financing activities for the year ended December 31, 2012 was $4,002,950. This is primarily attributable to $3,743,218 of proceeds from loans and $100,970 of proceeds from unrelated party loan.

The Company believes that its cash flows generated internally will not be sufficient to sustain operations and repay short term bank loans for the next twelve months. Therefore, from time to time, the Company will require extra funding through short term borrowing from PRC banks or other financing activities.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012.

F-3	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013 and 2012.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012.

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.

F-6 to F-22	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 1 to the accompanying financial statements, the Company has a working capital deficiency of $7,605,859, did not generate cash from its operations, and had operating loss for past two years. In addition, approximately $9.6 million of the Company’s loan will be due in 2014. The current cash and inventory level will not be sufficient to support the Company’s normal operation and repayment of loans. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
May 2, 2014

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$921,197	$935,750
Restricted cash	1,147,224	-
Accounts receivable, net of allowance of $33,443 and $18,872	591,209	326,464
Inventories	2,602,547	3,111,643
Prepaid expenses and other current assets	429,599	285,419
Current assets of discontinued operations	-	176,926
Total Current Assets	5,691,776	4,836,202

Long-term Assets
Property, machinery and mining assets, net	16,318,045	16,722,150
Non-marketable investment	57,279	55,546
Investment in and advances to Joint Venture	5,634,030	5,376,997
Non-current assets of discontinued operations	-	131,552
Total long-term Assets	22,009,354	22,286,245

Total Assets	$27,701,130	$27,122,447

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$9,236,548	$7,797,845
Account payable - trade	648,609	198,706
Account payable - construction vendors	1,166,065	1,164,411
Accrued expenses and other current liabilities	1,878,069	2,499,615
Due to stockholders and related parties	368,344	373,322
Current liabilities of discontinued operations	-	250,944
Total Current Liabilities	13,297,635	12,284,843

Long-term liabilities
Convertible loan	1,000,000	100,970
Total liabilities	14,297,635	12,385,813

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and 2012
Common stock:	52,806	51,796
$0.001 par value, 100,000,000 shares authorized; 52,805,961 and 51,795,961 shares issued and 50,387,038 and 49,377,038 shares outstanding as of December 31, 2013 and 2012
Additional paid-in capital	36,742,099	33,032,641
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(21,916,564)	(16,125,326)
Accumulated other comprehensive income	3,741,924	2,994,293
Total stockholders' Equity	13,403,495	14,736,634

Total Liabilities and Stockholders' Equity	$27,701,130	$27,122,447

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2013	2012

Sales	$16,838,764	$4,082,303

Cost of goods sold	(16,494,355)	(4,396,943)

Gross profit(loss)	344,409	(314,640)

Operating expenses:
General and administrative expenses	2,619,642	3,031,823
Selling expense	253,310	200,476
Research and development expenses	(74,854)	1,155,895
Impairment on assets held for sale	-	925,086
Total operating expenses:	2,798,098	5,313,280

Operating loss	(2,453,689)	(5,627,920)

Other income (expense)
Interest expense, net	(641,793)	(1,053,940)
Income in equity of Joint Venture	17,688	7,496
Gain on investment in Joint Venture	-	2,041,525
Loss from disposal of equipment	(40,765)	-
Total other income(expense)	(664,870)	995,081

Loss before provision for income taxes-continuing operations	(3,118,559)	(4,632,839)

Provison for income tax	-	102,918

Net loss from continuing operations	(3,118,559)	(4,735,757)

Loss from discontinued operations	(12,789)	(491,993)
Gain on sale of subsidiary	613,218	-
Net income( loss) from discontinued operations	600,429	(491,993)

Net loss	(2,518,130)	(5,227,750)

Other comprehensive income(loss)
Foreign currency translation adjustment	747,631	10,269
Comprehensive loss	$(1,770,499)	$(5,217,481)
	\
Net loss per share continuing operations
Basic and diluted	$(0.06)	$(0.10)

Income (Loss) per share-discontinued operations
Basic and diluted	$0.01	$(0.01)

Loss per share-total loss
Basic and diluted	$(0.05)	$(0.11)

Weighted average shares outstanding
Basic and diluted	50,137,997	49,377,038

See accompanying notes to the consolidated financial statements

Apollo Solar Energy Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
						Accumulated
			Additional			Other	Total
	Common stock		Paid-in	Treasury	Accumulated	Comprehensive	Shareholders'
	Share	Amount	Capital	Stock	Deficits	Income	Equity
Balance as of December 31, 2011	51,795,961	$51,796	$32,609,043	$(5,216,770)	$(10,897,576)	$2,984,024	$19,530,517

Issuance of option for service			423,598	-		-	423,598
Foreign currency translation adjustment	-	-	-			10,269	10,269
Net loss	-	-	-		(5,227,750)	-	(5,227,750)
Balance as of December 31, 2012	51,795,961	51,796	33,032,641	(5,216,770)	(16,125,326)	2,994,293	14,736,634

Reclass to capital contribution from loan previously recorded			3,273,108		(3,273,108)		-
Stock issued for services	1,010,000	1,010	200,990				202,000
Amortization of stock option	-	-	235,360	-			235,360
Foreign currency translation adjustments			-	-		747,631	747,631
Net loss	-	-	-		(2,518,130)	-	(2,518,130)
Balance as of December 31, 2013	52,805,961	$52,806	$36,742,099	$(5,216,770)	$(21,916,564)	$3,741,924	$13,403,495

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2013	2012

Cash flows from operating activities:

Net Loss From continuing operations	$(3,118,559)	$(4,735,757)

Net income/loss from discontinued operations	600,429	(491,993)
Net loss	(2,518,130)	(5,227,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	437,360	423,598
Gain on investment in Joint Venture	-	(2,041,525)
Income in equity of Joint Venture	(17,688)	(7,496)
Impairment of assets held for sale	-	925,093
Gain on disposal of subsidary	(613,218)	-
Depreciation and amortization	876,150	918,307
Loss from disposal of equipment	40,765	-
Provision for bad debts	44,252	98,445
Inventory allowance	438,337	202,238
Changes in operating assets and liabilities:
Accounts receivable	(265,063)	476,413
Inventory	160,028	726,667
Prepaid expenses and other current assets	(234,351)	358,536
Accounts payable-trade	437,964	26,645
Accounts payable-construction	(34,236)	(329,688)
Accrued expenses and other current liabilities	(672,479)	(114,154)
Net cash used in continuing operations	(1,920,309)	(3,564,671)
Net cash provided by discontinued operations	26,773	336,230
Net cash used in operating activities	(1,893,536)	(3,228,441)

Cash flows from investing activities:
Purchase of property and equipment	(41,387)	(49,083)
Cash received from disposal of property and equipment	38,478	-
Proceeds from sale of subsidiary - net of cash sold	646,151	-
Net cash provided by(used in) continuing operations	643,242	(49,083)
Net cash used in discontinued operations	(1,157)	(147,936)
Net cash provided by(used in) investing activities	642,085	(197,019)

Cash flows from financing activities:
Restricted cash	(1,132,380)	-
Proceeds of short-term loans	1,179,872	3,743,218
Proceeds from stockholder loan	70,015	199,733
Repayment of loan from shareholders	(80,970)	(40,971)
Proceeds from convertible loan, net of costs	899,030	100,970
Net cash provided by continuing operations	935,567	4,002,950
Net cash provided by discontinuing operations	-	-
Net cash provided by financing activities	935,567	4,002,950

Effect of exchange rate changes on cash	301,331	(1,036)

Net increase in cash	(14,553)	576,454

Cash at beginning of year	935,750	359,296
Cash at end of year	$921,197	$935,750

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$102,918
Interest expense	$725,936	$432,030
Assets transferred to Joint Venture	$-	$2,793,226

See accompanying notes to the consolidated financial statements

 NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Apollo Solar Energy, Inc. (“the Company”) develops and manufactures high purity metals and compounds for use in the field of national defense, navigation, spaceflight and the electronic industry.  In addition, the Company is developing semiconductor, photoelectrical, photoconductive and photovoltaic basic materials for thin film solar cells. The Company owned the exclusive mining rights to the Dashuigou tellurium mine through January 31, 2014.  The Company is in the process of renewing the certificate.

The company entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (“XMR”, or the VIE), and certain of its shareholders  who collectively own 51.6619% of the VIE.  Among other things, these agreements granted to our wholly-owned subsidiary a first option to purchase the exploration rights related to the Dashuigou area mine and the mining rights related to that certain tellurium and bismuth mine in Shimian Majiagou  Additionally, the VIE and certain of its shareholders who collectively own 51.6619% of the VIE granted to our wholly-owned subsidiary an exclusive right to purchase all of the products produced from XMR’s mining business for a specified period of time. The Company considered the terms of its interest in XMR and determined that it was a VIE in accordance with ASC 810-10-55 and that it should be consolidated with the Company.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted  in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, its equity method investment (see Note 5) and XMR, a Variable Interest Entity (“VIE”).  All significant inter-company transactions and balances among the Company, its subsidiaries and the VIE are eliminated upon consolidation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Reclassifications

Certain amounts of prior years were reclassified to conform with current year presentation.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital  deficiency of $7,605,859, did not generate cash from its operations, and has had operating losses for past two years. In addition, approximately $9.6 million of the Company's loan will be due in 2014.  The current cash and inventory level will not be sufficient to support the Company's normal operation and repayment of the loans.  These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Accordingly, for our next fiscal year, we anticipate our cash flow from operations to improve. Nevertheless, the Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Discontinued Operations

On July 8, 2013, the Company entered into an Equity Transfer Agreement  to sell its interest in Hefei Huirun Energy & Technology Co., Ltd. (“Hefei Huirun”).

The gain on disposal of Hefei Huirun was as following:

Consideration received	$646,151
Net assets of Hefei Huirun	(32,933)
Gain on disposition of subsidiary	$613,218

Accordingly, the Company has accounted for Hefei Huirun as a discontinued operation. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year’s amounts have been reclassified to conform with current year’s presentation of the discontinued operations. The following table summarized the operating result of the discontinued operations for the years ended December 31, 2013 and 2012, respectively:

	For the Years Ended December 31,
	2013	2012
Revenue	$825,683	$402,405

Cost of goods sold	(679,856)	(453,170)

Gross profit/loss	145,827	(50,765)

Operating expenses	158,616	441,228
Operating loss from discontinued operations before income tax	(12,789)	(491,993)

Net loss from discontinuing operations	$(12,789)	$(491,993)

The following summarized the assets and liabilities of discontinued operations as of December 31, 2012:

Cash	$4,475
Accounts receivable, net	13,184
Inventories	91,080
Prepaid expenses and other current assets	68,187
Current assets	176,926
Fixed assets	131,552
Total assets	$308,478

Accounts payable - trade	$63,247
Accrued expenses and other current liabilities	187,697
Current liabilities	$250,944

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

Restricted cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes and loans. The balance of total restricted cash was $1,147,224 and $0 as of December 31, 2013 and 2012, respectively.

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

Property, machinery and mining assets

Property and equipment are recorded at cost. Once placed in service, depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.  The land use right is amortized over the lease period.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  The Company reviewed the carrying value of long-lived assets and determined that no impairment needs to be recognized at December 31, 2013 and 2012.

Investments

The Company accounts for non-marketable investments (including investment in Joint Venture) using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary value, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

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

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. No revenues have been recognized in the mining segment or manufacturing segment.

Research and development

Research and development expenditures are charged to operations as incurred, net with any government grant for specific research projects. Research and development expenditures were $550,146, less $625,000 previously accrued research and development cost that was forgiven in the year ended December 31, 2013, and $1,155,895 for the years ended December 31, 2013 and 2012.

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

Loss per share

Basic losses per share are computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted losses per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As a result of the net loss in 2013 and 2012, the calculation of diluted loss per share does not include the dilutive effect to stock options.

 NOTE  3.  INVENTORIES

The inventories consist of the following:
	As of
	December 31, 2013	December 31, 2012

Raw Materials	$693,065	$762,001
Work-in-progress	698,020	860,535
Finished goods	1,211,462	1,489,107
Total	$2,602,547	$3,111,643

The Company recorded inventory markdown allowances of $438,337 and $202,238 for the years ended December 31, 2013 and 2012, respectively.

NOTE  4.  PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

		As of
	Estimated lives (years)	December 31, 2013	December 31, 2012
Buildings	40	$13,850,342	$13,431,167
Right to use land	50	1,852,264	1,796,206
Machinery and equipment	10	4,054,047	3,905,752
Office equipment	5	387,360	375,162
Vehicle	5-10	419,689	580,354
Mining	5-40	598,903	580,778
Construction in progress		766,051	728,282
		21,928,656	21,397,701
Less: Accumulated depreciation		(5,610,611)	(4,675,551)
Total		$16,318,045	$16,722,150

Depreciation and amortization expenses for the years ended December 31, 2013 and 2012 were $876,150 and $918,307 respectively.

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

Under the terms of the agreement, Benghu and the Agency own an aggregate of 65% of the JV and Sichuan Apollo owns the remaining 35%. The JV was formed with a cash contribution by Bengbu and the Agency and the contribution by Sichuan Apollo of assets consisting of land, a manufacturing plant, equipment and three patents,   with a net book value of approximately $1.7 million and a fair market value of RMB 49,980,000 (approximately $7.3 million).   In addition, under the terms of the agreement, responsibility for debt of Sichuan Apollo aggregating RMB 37,170,000 (approximately $5,444,500) owed to the Agency was assigned to the JV. The fair market value of the net assets contributed by Sichuan Apollo, as determined by Sichuan Apollo’s management giving consideration to the valuation services provided by an independent third party, was equal to 35% of the aggregate contribution of the three parties to the JV.

As of December 31, 2012, all parties has finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to the JV per agreement. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the cost of its investment in the JV and the Company’s proportionate share of the fair value of the JV’s net equity, an amount which, if the JV were treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed by Sichuan Apollo, which was reported as income on the Company statement of operations. The Company contributed its assets over time and recognized its proportional gain during the periods in which it contributed the assets. During the years ended December 31, 2012, 2011, 2010 and 2009, the Company recognized a gain of $2,041,525, $0, $730,572 and $3,977,511, respectively. All gain has been recognized as of December 31, 2012.

Summarized financial information for our investment in JV assuming a 100% ownership interest is as follows:

	December 31,
	2013	2012
Balance Sheet
Current assets	$9,754,456	$10,496,699
Noncurrent assets	12,127,501	11,023,997
Current liabilities	5,839,368	6,668,718
Noncurrent liabilities	-	-
Equity	$16,042,589	$14,851,978

	Year Ended December 31
	2013	2012
Statement of operations
Revenues	$65,314	$26,359
Gross profit	(85,943)	9,045
Income before income tax	50,536	21,416
Net income	$50,536	$21,416

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

NOTE 7.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

	December 31, 2013	December 31, 2012
Advances for purchases	$283,112	$200,727
Other receivable	146,487	84,692
Total	$429,599	$285,419

NOTE 8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:
	As of December 31,
	2013	2012

Accrued Interest	$875,842	$824,704
Salaries and benefits	201,616	161,094
Other taxes	461,466	352,403
Professional fees	67,563	148,640
Other payables	271,582	357,475
Accrued research and development expenses	-	625,000
Advance from customers	-	30,299

Total	$1,878,069	$2,499,615

NOTE 9.  SHORT-TERM LOAN

   The short-term loans for 2013 and 2012 include the following:

	Balance at December 31,
	2013	2012
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest, collateralized by certain plant equipment of Sichuan Apollo.	$675,897	$655,441

2) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on August 22, 2013, with interest at 8.4% per annum, collateralized by the Buildings of Sichuan Apollo. The loan was paid in full in March 2013.	-	730,031

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu due on September 17, 2013, with interest at 8.4% per annum, collateralized by the buildings of Sichuan Apollo. The loan was paid in full in March 2013.	-	698,290

4) Loans payable to Industrial and Commercial Bank of China, Due on November 12, and 25, 2014, and December 12, 2014, with interest of 6.00 per annum, respectively, collateralized by cash deposits of RMB 7 million ($1.13 million) with a year term in Industrial and Commercial Bank of China and Sichuan Apollo’s land and buildings.	3,485,861	-

5) Loans payable to Industrial and Commercial Bank of China, due on November 19, 2013 and December 3, 2013, with interest of 6.6% per annum, respectively, collateralized by the land of Sichuan Apollo and its 100% ownership of Xinlong. The loan was paid in full in the fourth quarter of 2013.	-	3,015,347

6) Loan payable to Bank of China, Xihanggang Branch, Chendu, due on September 20, 2013, collateralized by cash deposit of RMB 10,000 with a year term in Bank of China.	1,473	-

7) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013 and September 26, 2014. The loan was paid in full in September 2013.	-	793

8) Loan payable to an unrelated party, with interest of 10% per annum, collateralized by 1,000,000 shares of common stock, and due on March 30, 2014. The loan is in default. The Company is negotiating with the lender to extend the due date.	163,655	-

9) Loan payable to an unrelated party, non-interest-bearing and due on March 24, 2013. The loan was paid in full in May 2013.	-	1,428,323

10) Loan payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo. The loan was extended on April 18, 2014, and the extended due date is April 17, 2015.	4,909,662

11) Loan payable to Wuhan Economic Development Group through Industrial and Commercial Bank of China, Huangpu Branch, Wuhan due on March 31, 2013,with interest at 7.5% per annum, collateralized by Sichuan Xinlong's 100% ownership in Shimian. The loan was paid in full in May 2013.	-	1,269,620

Total	$9,236,548	$7,797,845

NOTE 10.  RELATED PARTIES TRANSACTIONS

The amounts due to related parties are as follows:
	As of December 31
	2013	2012

Due from Xinju	$(39,495)	$(37,704)
Due to stockholders	407,839	411,026
Total	$368,344	$373,322

Xinju is a related party partially owned by the second largest shareholder of Apollo, Renyi Hou.  All the above loans are non-interest bearing and due on demand.

During the year ended December 31, 2013,  the Company reclassified RMB 20 million($3,723,108) which was contributed in 2008 from loan receivable from Xinju to additional paid in capital and established a 100% allowance on this receivable.

NOTE 11.   CONVERTIBLE LOAN

On October 31, 2012, the Company entered into a Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the lender had an option to convert the loan balance into the Company’s common stock before October 31, 2013 at $2 per share. This loan has an annual interest rate of 10% and a term of 5 years. The loan is collateralized by 2% of the ownership of the Joint Venture referred to in Note 5.

On March 28, 2013, the Company entered into another loan Agreement with Golden Bridge Education Inc., pursuant to which the Company may borrow up to $500,000. Pursuant to the Agreement, the loan has an annual interest rate of 10% payable quarterly and a term of 5 years.  The lender has an option to convert the loan balance into the Company’s common stock at the price that both parties agree on before the loan agreement has expired.

Both loans were subordinated to the bank loan and are a senior loan to all other liabilities.  As of December 31, the Company paid $60,000 of interest expense.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument, or beneficial conversion feature.

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

Weighted-average Black-Scholes value
Black-Scholes Assumptions:
Expected lives	3 years
Expected volatility	40%
Risk-free interest rate	2%
Dividend yield	-

A summary of options under the Stock Incentive Plan as of December 31, 2013 and 2012, and changes during the years then ended is as following:

	Shares	Weighted Average Shares Exercise Price	Remaining Contractual Term	Average Intrinsic Value
Outstanding at January 1, 2012	2,080,000	$3.43	1.75 years	810,010
Granted
Exercised
Forfeited or expired
Outstanding at December 31, 2012	2,080,000	$3.43	.75 years	-
Granted
Exercised
Forfeited or expired	(1,080,000)	3.40
Outstanding at December 31, 2013	1,000,000	$3.50	-	-

 A summary of the status of non-vested options as of December 31, 2013 and 2012 and changes during the years then ended is as follows:
		Weighted Average
	Shares	Exercise Price
Nonvested at January 1, 2012	1,241,667	$3.49
Granted	-
Vested	(451,389)	$3.49
Forfeited or expired	(456,944)
Nonvested at December 31, 2012	333,334	$3.50
Granted	-	$-
Vested	(333,334)	$3.50
Forfeited or expired	-	-
Nonvested at December 31, 2013	-	$-

No options were exercised during the year ended December 31, 2013 and 2012. 456,944 options issued to our former CFO and COO was forfeited during the year ended December 31, 2012 as their employment agreements were terminated.

NOTE 13.  COMMON STOCK

During April 2013, the Company issued 1,010,000 shares of common stock incentive to employees at a price of approximately $0.20 per share. These shares were valued at $202,000 and expensed as a part of general and administrative expenses.

NOTE 14.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2013 and 2012.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $10,000,000 and $7,000,000, respectively, which expire between 2014 and 2023.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company’s effective tax is as follows:

	Years ended December 31,
	2013	2012

U.S. Statutory rate of 35%	$(881,345)	$(1,793,692)
Tax rate difference between China and U.S.	245,150	425,418
Change in valuation allowance	399,056	1,170,407
Net operating loss expired	237,139	197,867
Tax paid for prior periods	-	102,918
Effective tax	$-	$102,918

The provisions for income taxes are summarized as follows:

	Years ended December 31
	2013	2012

Current	$-	$102,918
Deferred	-	-
Total	$-	$102,918

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31
	2013	2012

Deferred tax assets (liabilities)
Inventory markdown	$225,254	$115,670
Bad debt expense	167,347	160,448
Depreciation	81,059	47,402
Accrued taxes and other accruals	320,024	289,085
Loss on impairment	33,500	33,500
Net loss carryforward	5,117,460	4,776,211
Gain on investment in JV	(840,957)	(840,957)
Other	11,471	134,743
Gross deferred tax	5,115,158	4,716,102
Valuation allowance	(5,115,158)	(4,716,102)
Net deferred tax	$-	$-

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013 and 2012, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

NOTE 15.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2013 and December 31, 2012, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 16.   BUSINESS SEGMENTS

The following tables summarize key financial information by segment from continuing operations.

For the year ended December 31, 2013:
	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$16,838,764	$-	$-	$16,838,764

Operating loss	$(244,603)	$(1,871,556)	$(353,947)	$16,417	$(2,453,689)

Depreciation and amortization	$648,089	$198,407	$29,654	$-	$876,150

Capital expenditures	$-	$41,387	$-	$-	$41,387

For the year ended December 31, 2012:
	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$4,082,303	$-	$-	$4,082,303
Operating loss	$(859,542)	$(3,497,798)	$(399,983)	$(870,597)	$(5,627,920)
Depreciation and amortization	$687,041	$198,540	$32,726	$-	$918,307
Capital expenditures(retired)	$(17,003)	$63,754	$2,332	$-	$49,083

NOTE 17.  CONCENTRATIONS

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. We still expect our sales to continue to be concentrated among a small number of customers in 2014. However, we also expect that our significant customers may change from time to time.

During year ended December 31, 2013, three customers accounted for 12%, 27% and 31% of the total sales.  At December 31, 2013, three customers accounted for 55% of total accounts receivable.

At December 31, 2012, three customers accounted for 21%, 13% and 10% of the total accounts receivable outstanding, respectively. Two customers in China accounted for 15% and 13% of total sales for the year then ended respectively.

NOTE 18.  COMMITMENT AND CONTINGENCIES

Employment Agreement

Effective November 8, 2010, Dr. Jingong Pan, the Company’s former Vice President, was appointed as Chairman of the Board of Directors and Chief Executive Officer of the Company. As Chief Executive Officer, Dr. Pan will receive an annual salary of RMB 660,000.  Dr. Pan was also granted stock options to acquire up to 1,000,000 shares of the Company’s common stock, which vested in equal yearly installments over a three year period.  The options have an exercise price of $3.50 per share.  The agreement was for a three year term that expired on November 8, 2013.  Dr. Pan has remained as Chairman of the Board of Directors and Chief Executive Officer of the Company.

Dispute with Renyi Hou

Between 2007 and 2010, a period during which Renyi Hou was CEO of the Company, Sichuan Xinju Mineral Resources Development Co. Ltd. (“Xinju”) borrowed a total of RMB28, 665,844 from Sichuan Apollo Solar Science & Technology Co. Ltd and Sichuan Xinlong Tellurium Industry & Technique Co. Ltd.  Xinju is a private company, of which Mr. Hou owned 40%.  On March 10, 2011 the Company’s Board of Directors agreed that Mr. Hou could satisfy the loans by surrendering 2,418,923 shares of the Company’s common stock.  Those shares, when delivered by Mr. Hou, were held as treasury shares by the Company.  In July 2013 counsel for Sichuan Apollo issued a legal opinion that the cancellation of the Sichuan Apollo receivables in exchange for shares of its parent corporation was illegal under Chinese law, and so voidable in court. Accordingly, Sichuan Apollo initiated a legal complaint with the local bureau of economic investigation. On November 19, 2013 the local bureau dismissed the complaint.    Sichuan Apollo appealed the dismissal in December 2013.  In addition, the Company tendered a certificate for 1,418,923 shares to Renyi Hou in order to reverse the 2011 transaction (1,000,000 shares otherwise due from Mr. Hou to the Company being withheld from the tender).  However, as no consideration has been given for those shares, they are not considered outstanding, and remain treasury shares.

NOTE 19. VULNERABILITY DUE TO OPERATIONS IN PRC

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

NOTE 20.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and has determined that there was no material event need to be disclosed.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

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

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following sets forth our current officers and directors and information concerning their age and background:

Name	Age	Positions	Director Since
Jingong Pan	49	Chairman of the Board, Chief Executive Officer	2010
Zhimin Cao	57	Director	2008
Yijin Li	56	Director	2012
Cheng Liu	59	Director	2013
Hua Hui	38	Chief Financial Officer	--
Tong Liu	47	Corporate Secretary	--

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

Director Independence

The board of directors has determined that Zhimin Cao, Yijin Li and Cheng Liu are each an independent director as defined by the applicable rules of the NYSE MKT.

Board Committees

The Board of Directors does not have an audit committee, nor is there an "audit committee financial expert" as defined by the applicable rules of the SEC.  Our board of directors has established the following committees: the Compensation Committee and the Nomination and Corporate Governance Committee, each of which operates under a written charter adopted by the board of directors.  Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  The committees report on their activities and actions to the board of directors.

The current membership of our board committees is indicated in the table below.

	Compensation Committee	Nominating Committee
Zhimin Cao	Chairman	Member
Yijin Li	Member	Chairman
Cheng Liu	Member	Member

Each of the members of each committee is an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013, except that none of the officers or directors has filed a Form 3.

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

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Jingong Pan. There was no officer of the Company whose salary and bonus for services rendered during the year ended December 31, 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Jingong Pan	2013	$48,780	--	--	--	--	$48,780
	2012	$56,065	--	--	$-	--	$56,065
	2011	$73,746	--	--	$294,178	--	$368,024

Grants of Plan-Based Awards

During 2013 the Company issued 400,000 shares of common stock to Dr. Jingong Pan, its CEO.  The issuance was not made pursuant to any employee benefit plan.  There were no other equity awards made to a named executive officer in fiscal 2013.

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2013.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Jingong Pan	11/8/10	1,000,000	--	$ 3.50	11/8/20

Employment Agreements

Effective November 8, 2010, Dr. Jingong Pan, the Company’s former Vice President, was appointed as Chairman of the Board of Directors and Chief Executive Officer of the Company. As Chief Executive Officer, Dr. Pan will receive an annual salary of RMB 660,000.  Dr. Pan was also granted stock options to acquire up to 1,000,000 shares of the Company’s common stock, which will vest in equal yearly installments over a three year period, provided Dr. Pan remains employed with the Company.  The options have an exercise price of $3.50 per share.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  In addition, each of our non-employee directors receives compensation for participating on our board of directors.

The following table sets forth all compensation paid or to be paid by the Company for each of the non-employee directors for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	All Other Compensation ($)	Total ($)
Zhimin Cao	9,550	--	--	9,550
Yijin Li	9,550	--	--	9,550
Cheng Liu(1)	--	--	--	--
___________________________
(1)           Cheng Liu was appointed to the Board on April 9, 2013

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have served as one of our officers or employees. None of our executive officers currently serves, or in fiscal 2013 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

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

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	2,080,000	$ 3.43	2,080,000
Total	2,080,000	$ 3.43	2,080,000

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Jingong Pan	1,900,000(3)	3.6%
Zhimin Cao	20,000	0.1%
Yijin Li	--	--
Cheng Liu	--	--
All officers and directors as a group (6 persons)	1,950,000(3)	3.79%
New Greatwall Limited	14,580,475(4)	28.1%
Renyi Hou	9,841,077(5)	19.0%
Huakang Zhou	8,234,075(6)	15.9%
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

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2013, the Company had a net obligation of $368,344 due to stockholders as a result of working capital loans taken.

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012, by Paritz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2013	2013
Audit Fees (1)	$74,000	$80,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$3,850	$3,850

Total	$77,850	$83,560

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

For the fiscal years ended December 31, 2013, and 2012, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2014.

Apollo Solar Energy, Inc.

By:	/s Jingong Pan
Name:	Jingong Pan
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on May 6, 2014 in the capacities  indicated.

/s/ Jingong Pan
Jingong Pan
Chairman, Chief Executive Officer

/s/ Hua Hui
Hua Hui
Chief Financial and Accounting Officer

/s/ Zhimin Cao
Zhimin Cao
Director

/s/ Yijin Li
Yijin Li
Director

/s/ Cheng Liu
Cheng Liu
Director