Form 10-Q
period 2014-03-31
APOLLO SOLAR ENERGY, INC.
filed 2014-05-29
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014

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

There were 49,377,038 shares of common stock outstanding as of May 29, 2014.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2014

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$206,063	$921,197
Restricted cash	1,137,636	1,147,224
Accounts receivable, net of allowance of $63,755 and $33,443	341,862	591,209
Inventories	2,659,713	2,602,547
Prepaid expenses and other current assets	516,785	429,599
Total Current Assets	4,862,059	5,691,776

Long-term Assets
Property, machinery and mining assets, net	16,139,887	16,318,045
Non-marketable investment	56,801	57,279
Investment in and advances to Joint Venture	5,395,341	5,634,030
Total long-term Assets	21,592,029	22,009,354

Total Assets	$26,454,088	$27,701,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$9,483,925	$9,236,548
Account payable - trade	378,738	648,609
Account payable - construction vendors	1,156,319	1,166,065
Accrued expenses and other current liabilities	1,822,429	1,878,069
Due to stockholders and related parties	354,296	368,344
Total Current Liabilities	13,195,707	13,297,635

Long-term liabilities
Convertible loan	510,000	1,000,000
Total liabilities	13,705,707	14,297,635

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013
Common stock:	52,806	52,806
$0.001 par value, 100,000,000 shares authorized; 52,805,961 shares issued and 50,387,038 shares outstanding as of March 31, 2014 and December 31, 2013
Additional paid-in capital	36,742,099	36,742,099
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(22,457,112)	(21,916,564)
Accumulated other comprehensive income	3,627,358	3,741,924
Total Stockholders' Equity	12,748,381	13,403,495

Total Liabilities and Stockholders' Equity	$26,454,088	$27,701,130

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Sales	$986,916	$1,556,215

Cost of goods sold	(928,647)	(1,419,509)

Gross profit	58,269	136,706

Operating expenses:
General and administrative expenses	259,501	619,048
Selling expense	29,335	64,548
Research and development expenses	(7,948)	295,252
Total operating expenses:	280,888	978,848

Operating loss	(222,619)	(842,142)

Other income (expense)
Interest expense, net	(150,124)	(106,529)
Loss in equity in Joint Venture	(167,805)	(95,500)
Total other income(expense)	(317,929)	(202,029)

Loss before provision for income taxes-continuing operations	(540,548)	(1,044,171)

Provison for income tax	-	-

Net loss	(540,548)	(1,044,171)

Other comprehensive income(loss)
Foreign currency translation adjustment	(114,566)	86,133
Comprehensive loss	$(655,114)	$(958,038)

Loss per share
Basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic and diluted	49,377,038	49,377,038

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:

Net Loss	$(540,548)	$(1,044,171)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Stock-based compensation	-	70,608
Loss in equity of Joint Venture	167,805	95,500
Depreciation and amortization	179,156	234,149
Provision for bad debts	30,823	-
Changes in operating assets and liabilities:
Accounts receivable	215,433	(264,084)
Inventories	(79,515)	148,664
Prepaid expenses and other current assets	(66,219)	(390,808)
Accounts payable-trade	(266,452)	888,341
Accrued expenses and other current liabilities	(41,208)	9,511
Net cash used in operating activities	(400,725)	(252,290)

Cash flows from investing activities:

Purchase of property and equipment	(137,064)	(1,141)
Net cash used in investing activities	(137,064)	(1,141)

Cash flows from financing activities:
Proceeds(repayments) of short-term loans	327,033	(159,314)
Repayment to(proceeds of) stockholder loan	(18,333)	78,663
Due to related parties	6,121	17,328
Proceeds(repayment) from convertible loan, net of costs	(490,000)	299,030
Net cash provided by(used in) financing activities	(175,179)	235,707

Effect of exchange rate changes on cash	(2,166)	(29,761)

Net decrease in cash	(715,134)	(47,485)

Cash at beginning of period	921,197	940,225
Cash at end of period	$206,063	$892,740

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$-
Interest expense	$150,395	$110,595

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Apollo Solar Energy, Inc. (the “Company) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $8,333,648 as at March 31, 2014, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Therefore, for our next fiscal year, we anticipate our cash flow from operations to improve. Nevertheless, the Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

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

Research and development

Research and development expenditures are charged to operations as incurred, net with any government grant for specific research projects. Research and development expenditures were $319,085, less $327,033 of government grant received, in the three months ended March 31, 2014, and $295,252 for the three months ended March 31, 2013.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

Loss per share

Basic losses per share are computed by dividing losses available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted losses per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As a result of the net loss in 2014 and 2013, the calculation of diluted loss per share does not include the dilutive effect to stock options.

NOTE 3.    INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  The Company recorded inventory mark-down for the three months ended March 31, 2014 and 2013 of $213,065 and $0, respectively.

Inventories consist of the following:

	March 31, 2014	December 31, 2013

Raw Materials	$778,570	$693,065
Work-in-progress	850,348	698,020
Finished goods	1,030,795	1,211,462
Total	$2,659,713	$2,602,547

NOTE 4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	March 31, 2014	December 31, 2013

Advances for purchases	$493,418	$283,112
Other receivables	23,367	146,487
Total	$516,785	$429,599

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 5.     RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	March 31, 2014	December 31, 2013

Due from (to) Xinju	$(39,166)	$(39,495)
Due to shareholders and related parties	393,462	407,839
Total	$354,296	$368,344

Due to shareholders and due to/from Xinju are non-interest bearing and due on demand.

Xinju is a related company partially owned by the second largest shareholder of the Company.

NOTE 6.    EQUITY METHOD INVESTMENT IN JOINT VENTURE

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

As of December 31, 2012, all parties has finished the total capital contribution of RMB142,800,000 (approximately $22.7 million) to the JV per agreement. In accordance with ASC 805-40, Sichuan Apollo has reported a gain on the difference between the cost of its investment in the JV and the Company’s proportionate share of the fair value of the JV’s net equity, an amount which, if the JV were treated as a consolidated subsidiary, would have resulted in negative goodwill to be recorded as a gain. This resulted in an excess of the proportionate share of the JV’s net assets at fair market value over the cost of the assets contributed by Sichuan Apollo, which was reported as income on the Company statement of operations. The Company contributed its assets over time and recognized its proportional gain during the periods in which it contributed the assets. All gain was recognized during 2012.

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	March 31, 2014	March 31, 2013
Statement of operations
Revenues	$-	$22,435
Cost of sales	-	(47,154)
Gross profit	-	-
Operating Loss	(479,443)	(272,856)
Loss before income tax	(479,443)	(272,856)

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

 NOTE 7.    ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	March 31, 2014	December 31, 2013

Accrued interest	$846,180	$875,842
Salaries and benefits	200,126	201,616
Other taxes	454,229	461,466
Professional fees	28,714	67,563
Other payables	293,180	271,582
Total	$1,822,429	$1,878,069

 NOTE 8.    SHORT-TERM LOAN

 Short-term loans consist of the following loans collateralized by assets of the Company:

	March 31, 2014	December 31, 2013

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, collateralized by certain plant equipment of Sichuan Apollo	$670,248	$675,897

2) Loans payable to Industrial and Commercial Bank of China, Due on November 12 and 25, 2014, and December 12, 2014, with interest of 6.00% per annum, respectively, collateralized by cash deposits of RMB 7 million($1.13 million) with a year term in Industrial and Commercial Bank of China and Sichuan Apollo’s land and buildings	3,456,726	3,485,861

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013, collateralized by cash deposit of RMB 10,000 with a year term in Bank of China	1,460	1,473

4) Loan payable to an unrelated party, with interest of 10% per annum, collateralized by 1,000,000 shares of common stock and due on March 30, 2014. The loan is in default. The lender verbally agreed to extend the due date to September 30, 2014.	162,288	163,655
5) Loan payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo. The loans were paid in April 2014.	4,868,628	4,909,662

6) Loan payable to an unrelated party, bearing no interest and due on February 7, 2015	324,575	-

Total	$9,483,925	$9,236,548

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 9.   CONVERTIBLE LOAN

On October 31, 2012, the Company entered into a Loan Agreement with Golden Bridge Education Inc., pursuant to which the Company could borrow up to $500,000. This loan has an annual interest rate of 10% and a term of 5 years. The loan is collateralized by 2% of the ownership of the Joint Venture referred to in Note 5.

On March 28, 2013, the Company entered into another loan Agreement with Golden Bridge Education Inc., pursuant to which the Company was entitled to borrow up to $500,000. Pursuant to the Agreement, the loan has an annual interest rate of 10% and a term of 5 years. The Company is required to pay $12,500 of interest every three months. The lender has an option to convert the loan balance into the Company’s common stock before the loan agreement has expired.

Both loans were subordinated to the bank loan and is a senior loan to all other liabilities. The purpose of the loan is to purchase raw materials. During March 2014, the Company paid $490,000 of the principal. As of March 31, 2014, the balance of the loan was $510,000.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument, or beneficial conversion feature.

NOTE 10.   TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2014 and 2013.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2014 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3,000,000 and $8,000,000, respectively, which expire between 2012 and 2022. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $4,000,000 for which the Company has provided a 100% valuation allowance.

 The comparison of income tax expense(credit) at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Three Months Ended
Taxes	March 31, 2014	March 31, 2013

U.S. Statutory rate of 35%	$(189,192)	$(365,460)
Tax rate difference between China and U.S.	52,933	94,144
Change in valuation allowance	(211,070)	72,614
Net operating loss expired	347,329	198,702
Effective tax	$-	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

The provisions for income taxes are summarized as follows:

Three Months Ended
	March 31, 2014	March 31, 2013

Current	$-	$
Deferred	-		-
Total	$-		$-

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

NOTE 11.   PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of March 31, 2014 and December 31, 2013, the Company did not accumulate any statutory reserve due to the accumulated deficit.

 NOTE 12.   BUSINESS SEGMENTS

For the three months ended March 31, 2014

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$986,916	$-	$-	$986,916

Operating loss	$81,289	$(261,772)	$(32,020)	$(10,115)	$(222,618)

Depreciation and amortization	$123,042	$49,853	$6,261	$-	$179,156

Capital expenditures	$126,752	$10,312	$-	$-	$137,064
		\
For the three months ended March 31, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$456,010	$1,100,205	$-	$-	$1,556,215

Operating loss	$(271,661)	$(403,552)	$(64,360)	$(102,569)	$(842,142)
					$-
Depreciation and amortization	$174,647	$51,590	$7,912	$-	$234,149
					$-
Capital expenditures	$1,141	$-	$-	$-	$1,141

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

 NOTE 13.    CONCENTRATIONS

For the three months ended March 31, 2014, three major customers accounted for approximately 10%, 15% and 22% of total sales, respectively. One customer accounted for 35% of total accounts receivable.

For the three months ended March 31, 2013, two major customers accounted for approximately 22% and 13% of total sales, respectively.  As of March 31, 2013, three customers accounted for 37%, 14% and 14% of total accounts receivable, respectively.

NOTE 14.   COMMITMENT AND CONTINGENCIES

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

NOTE 15.   SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no additional material subsequent events have occurred through such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed on May 7, 2014. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “Apollo” refers to Apollo Solar Energy, Inc. and our wholly-owned subsidiaries and variable interest entities.

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

Results of Operations

Sales

Sales for the three months ended March 31, 2014 were $986,916, compared to the sales of $1,556,215 in the same period in 2013, a decrease of $569,299 or approximately 36.6% for the three months period. The primary reason for the decrease in sales was the market in first quarter of year 2014 was rather depressed compared to the same period in 2013.

Gross profit/loss

Our cost of sales decreased by $490,862 or 34.6% in the three months ended March 31, 2014 compared to the same period of 2013. Our gross margin remained very low: 6% during the three months ended March 31, 2014 and 9% during the three months ended March 31, 2013. The primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in 2015.

Selling expense

For the three months ended March 31, 2014, selling expenses were $29,335 compared to $64,548 for the three months ended March 31, 2013, representing a decrease of 54.6%. This decrease occurred because the Company initiated a concerted effort to increase sales during three months ended March 31, 2013 by hiring more sales people and increasing efforts to promote the product to the market.

General and administrative expenses

We incurred general and administrative expenses of $259,501 for the three months ended March 31, 2014, compared to $619,048 in the same period of 2013, representing a decrease of 58.1%. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the three months ended March 31, 2014, we incurred research and development expenses of $319,085. However, the local government supports the Company’s research and development activities, and during the three months ended March 31, 2014, the Company received $327,033 of government grant. As a result, we recorded a negative $7,948 in research and development expense for the three months ended March 31, 2014. For the three months ended March 31, 2013, we incurred research and development expenses of $295,252.

Operating loss

Our operating loss for the three months ended March 31, 2014 was $222,619, which was 73.6% less than our operating loss for the three months ended March 31, 2013.

Other income (expense)

In 2009, we acquired a 35% interest of a joint venture, We accounts for this investment under the equity method of accounting.

During the three months ended March 31, 2014 and 2013, the operations of the Joint Venture resulted in net loss of $479,443 and $272,857, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Loss of Joint Venture of $167,805 and $95,500 for the three month periods ended March 31, 2014 and 2013, respectively.

In addition, during the three month periods ended March 31, 2014 and 2013, we recorded net interest expense of $150,124 and $106,529, respectively.   The increase in interest expenses was related to the increase in short term loan. During April, 2013, the Company borrowed $4,868,628 from China CITIC bank with due date of April 17, 2014 and a  interest rate of  7.5% per year. These loans were paid in full in April 2014.

Net loss

We recorded net loss of $540,548 and $1,044,171 for the three months ended March 31, 2014 and 2013.

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

The following table summarizes our liquidity and capital resources from on the dates presented:

	March 31, 2014	December 31, 2013

Cash	$1,343,699	$2,068,421
Working capital(deficit)	$(8,333,648)	$(7,605,859)
Stockholders' Equity	$12,748,381	$13,403,495

The Company had a working capital deficit of $8,333,648 at March 31, 2014.  This represented an atrophy of $727,789 since December 31, 2013. The primary reason for the atrophy of working capital was the $540,548 loss that we incurred during three months ended March 31, 2014, which we funded from our cash resources.

The following table describes our contractual commitments and obligations as of March 31, 2014:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Short term loans	$9,483,925	$9,483,925	$-	$-	$-
Loans from shareholder and related party	$354,296	$354,296	$-	$-	$-
Convertible loans	$510,000			$510,000	$-
Total	$10,348,221	$9,838,221	$-	$510,000	$-

Given that the Company’s debt obligations in the next twelve months equal 196% of its current assets at March 31, 2014, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows
	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(400,725)	$(252,290)
Net Cash used in investing activities	(137,064)	(1,141)
Net cash provided by(used in) financing activities	(175,179)	235,707
Effect of exchange rate changes on cash	(2,166)	(29,761)
Net decrease in cash	(715,134)	(47,485)
Cash at beginning of period	921,197	940,225
Cash at end of period	$206,063	$892,740

Net cash used in operating activities.

Our operating activities during the three months ended March 31, 2014 used $400,724 in cash.  The use of cash was less than our net loss from operations of $540,548, primarily because we reduced our accounts receivable by 215,433 and decreased account payable-trade by  $266,452.

Our operating activities during the three months ended March 31, 2013 used $252,290 in cash. The cash impact of our net loss of $1,044,171 was partially offset by a reduction in our inventory and a sizeable increase in accounts payable-trade.

Net cash used in investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years. During the three months ended March 31, 2014 and 2013, we invested $137,064 and $1,141 in property and equipment and construction in process.

Net cash (used in)/provided by financing activities.

During the three months ended March 31, 2014, we repaid $490,000 in partial satisfaction of our outstanding convertible loans and reduced our debts to related parties by $12,212 net. We funded those payments, in part, by increasing short-term loans by $327,033.  In contrast, during the three months ended March 31, 2013, the Company received $299,030 of proceeds from those same convertible loans as well as $95,991 from related party and stockholder loans, from which the Company paid $159,314 to satisfy short-term loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of March 31, 2014.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed on May 7, 2014, for our 2013 fiscal year. There have been no material changes to the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Apollo Solar Energy, Inc.

Date: May 29, 2014	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: May 29, 2014	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer