Form 10-Q
period 2014-06-30
APOLLO SOLAR ENERGY, INC.
filed 2014-08-20
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 50,387,038 shares of common stock outstanding as of August 14, 2014.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2014

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$74,491	$921,197
Restricted cash	1,138,874	1,147,224
Accounts receivable, net of allowance of $63,755 and $33,443	288,998	591,209
Inventories	2,255,316	2,602,547
Prepaid expenses and other current assets	779,908	429,599
Total Current Assets	4,537,587	5,691,776

Long-term Assets
Property, machinery and mining assets, net	16,132,606	16,318,045
Non-marketable investment	56,862	57,279
Investment in and advances to Joint Venture	5,491,840	5,634,030
Total long-term Assets	21,681,308	22,009,354

Total Assets	$26,218,895	$27,701,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$9,169,320	$9,236,548
Account payable - trade	262,642	648,609
Account payable - construction vendors	1,157,578	1,166,065
Accrued expenses and other current liabilities	2,448,852	1,878,069
Due to stockholders and related parties	394,030	368,344
Total Current Liabilities	13,432,422	13,297,635

Long-term liabilities
Convertible loan	510,000	1,000,000
Total liabilities	13,942,422	14,297,635

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013
Common stock:	52,806	52,806
$0.001 par value, 100,000,000 shares authorized; 52,805,961 shares issued and 50,387,038 shares outstanding as of June 30, 2014 and December 31, 2013
Additional paid-in capital	36,742,099	36,742,099
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(22,929,798)	(21,916,564)
Accumulated other comprehensive income	3,628,136	3,741,924
Total Stockholders' Equity	12,276,473	13,403,495

Total Liabilities and Stockholders' Equity	$26,218,895	$27,701,130

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$1,934,173	$6,365,860	$2,921,089	$7,922,075

Cost of goods sold	(1,742,659)	(6,091,735)	(2,671,306)	(7,511,244)

Gross profit	191,514	274,125	249,783	410,831

Operating expenses:
General and administrative expenses	378,910	625,128	638,411	1,244,176
Selling expense	41,309	78,221	70,644	142,769
Research and development expenses	197,751	335,431	189,803	630,683
Total operating expenses:	617,970	1,038,780	898,858	2,017,628

Operating loss	(426,456)	(764,655)	(649,075)	(1,606,797)

Other income (expense)
Interest expense, net	(146,255)	(313,983)	(296,379)	(420,512)
Income(Loss) in equity in Joint Venture	100,025	(92,039)	(67,780)	(187,539)
Total other income(expense)	(46,230)	(406,022)	(364,159)	(608,051)

Loss before provision for income taxes-continuing operations	(472,686)	(1,170,677)	(1,013,234)	(2,214,848)

Provison for income tax	-	-	-	-

Net loss	(472,686)	(1,170,677)	(1,013,234)	(2,214,848)

Other comprehensive income(loss) Foreign currency translation adjustment	778	274,765	(113,788)	360,898
Comprehensive loss	$(471,908)	$(895,912)	$(1,127,022)	$(1,853,950)

Loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding
Basic and diluted	50,387,038	49,377,038	50,387,038	49,377,038

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:

Net Loss	$(1,013,234)	$(2,214,848)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Stock-based compensation	-	141,216
Loss in equity of Joint Venture	67,780	187,539
Depreciation and amortization	344,262	434,298
Provision for bad debts	30,702	-
Changes in operating assets and liabilities:
Accounts receivable	238,640	(426,456)
Inventory	329,118	368,210
Prepaid expenses and other current assets	(320,668)	(183,989)
Accounts payable-trade	(382,209)	263,435
Accrued expenses and other current liabilities	584,860	24,528
Net cash used in operating activities	(120,749)	(1,406,067)

Cash flows from investing activities:

Purchase of property and equipment	(277,424)	(13,599)
Disposal of property and equipment		44,743
Net Cash provided by(used in) investing activities	(277,424)	31,144

Cash flows from financing activities:
Proceeds of short-term loans	-	1,121,885
Repayment to(proceeds of) stockholder loan	27,488	(1,637)
Due to related parties	-	(5,061)
Proceeds(repayment) from convertible loan, net of costs	(490,000)	899,030
Net cash provided by(used in) financing activities	(462,512)	2,014,217

Effect of exchange rate changes on cash	13,979	71,795

Net increase/(decrease) in cash	(846,706)	711,089

Cash at beginning of period	921,197	940,225
Cash at end of period	$74,491	$1,651,314

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$-
Interest expense	$297,001	$410,155

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $8,496,700 as at June 30, 2014, did not generate cash from its operations, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and development

Research and development expenditures are charged to operations as incurred, net with any government grant for specific research projects. Research and development expenditures were $515,552, less $325,749 of government grant received in the six months ended June 30, 2014.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

NOTE 4.    INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Inventories consist of the following:

	June 30, 2014	December 31, 2013

Raw Materials	$787,383	$693,065
Work-in-progress	554,161	698,020
Finished goods	913,772	1,211,462
Total	$2,255,316	$2,602,547

NOTE 5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	June 30, 2014	December 31, 2013

Advances for purchases	$603,256	$283,112
Other receivables	176,652	146,487
Total	$779,908	$429,599

NOTE 6.     RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	June 30, 2014	December 31, 2013

Due (from) Xinju	$(39,208)	$(39,495)
Due to shareholders and related parties	433,238	407,839
Total	$394,030	$368,344

Due to shareholders and due from Xinju are non-interest bearing and due on demand.

Xinju is a related company partially owned by the second largest shareholder of the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

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

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	June 30, 2014	June 30, 2013
Statement of operations
Revenues	$23,128	$22,569
Cost of sales	47,698	47,437
Gross profit	-	-
Operating Loss	(262,537)	(535,820)
Loss before income tax	(193,656)	(535,820)

NOTE 8.    ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	June 30, 2014	December 31, 2013

Accrued interest	$862,971	$875,842
Salaries and benefits	203,562	201,616
Other taxes	572,347	461,466
Professional fees	21,713	67,563
Customer deposit	119,440	-
Other payables	668,819	271,582
Total	$2,448,852	$1,878,069

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

NOTE 9.    SHORT-TERM LOAN

 Short-term loans consist of the following loans collateralized by assets of the Company:

	June 30, 2014	December 31, 2013

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, collateralized by certain plant equipment of Sichuan Apollo	$670,977	$675,897

2) Loans payable to Industrial and Commercial Bank of China, Due on November 12 and 25, 2014, and December 12, 2014, with interest of 6.00% per annum, respectively, collateralized by cash deposits of RMB 7 million($1.13 million) with a year term in Industrial and Commercial Bank of China and Sichuan Apollo’s land and buildings	3,460,489	3,485,861

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013, collateralized by cash deposit of RMB 10,000 with a year term in Bank of China. The loan was extended to September 26, 2014.	1,462	1,473

4) Loan payable to an unrelated party, with interest of 10% per annum, collateralized by 1,000,000 shares of common stock and due on March 30, 2014. The loan is in default. The lender verbally agreed to extend the due date to September 30, 2014.	162,464	163,655

5) Loan payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo. The loans were paid in April 2014.	-	4,909,662

6) Loan payable to China CITIC Bank, due on April 7, 2015, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo	4,873,928	-

Total	$9,169,320	$9,236,548

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

NOTE 10.   CONVERTIBLE LOAN

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

Both loans were subordinated to the bank loan and was a senior loan to all other liabilities. The purpose of the loan is to purchase raw materials. During March 2014, the Company paid $490,000 of the principal. As of June 30, 2014, the balance of the loan was $510,000.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument, or beneficial conversion feature.

NOTE 11.   TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended June 30, 2014 and 2013.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2014 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3,000,000 and $8,000,000, respectively, which expire between 2014 and 2024. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $3,000,000 for which the Company has provided a 100% valuation allowance.

 The comparison of income tax expense(credit) at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Six months Ended
Taxes	June 30, 2014	June 30, 2013

U.S. Statutory rate of 35%	$(354,632)	$(775,196)
Tax rate difference between China and U.S.	98,409	194,177
Change in valuation allowance	90,648	581,019
Net operating loss expired	165,575
Effective tax	$-	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

The provisions for income taxes are summarized as follows:

Six months Ended
	June 30, 2014	June 30, 2013

Current	$-	$-
Deferred	-	-
Total	$-	$-

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

NOTE 12.   PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of June 30, 2014 and December 31, 2013, the Company did not accumulate any statutory reserve due to the accumulated deficit.

 NOTE 13.   BUSINESS SEGMENTS

 For the six months ended June 30, 2014

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$278	$2,920,811	$-	$-	$2,921,089

Operating loss	$(147,690)	$(408,083)	$(65,272)	$(28,030)	$(649,075)

Depreciation and amortization	$232,719	$99,363	$12,180	$-	$344,262

Capital expenditures	$244,217	$33,207	$-	$-	$277,424

For the six months ended June 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$702,535	$7,219,540	$-	$-	$7,922,075

Operating loss	$(211,229)	$(1,062,613)	$(102,605)	$(230,350)	$(1,606,797)
					$-
Depreciation and amortization	$343,438	$75,345	$15,515	$-	$434,298
					$-
Capital expenditures	$13,599	$-	$-	$-	$13,599

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

For the three months ended June 30, 2014

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$278	$1,933,895	$-	$-	$1,934,173

Operating loss	$(228,978)	$(146,311)	$(33,252)	$(17,915)	$(426,456)

Depreciation and amortization	$109,677	$49,510	$5,919	$-	$165,106

Capital expenditures	$117,465	$22,895	$-	$-	$140,360

For the three months ended June 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$246,525	$6,119,335	$-	$-		$6,365,860

Operating loss	$60,432	$(659,061)	$(38,245)	$(127,781)		$(764,655)
					$
Depreciation and amortization	$168,791	$23,755	$7,603	$-		$200,149
					$
Capital expenditures	$12,458	$-	$-	$-		$12,458

NOTE 14.    CONCENTRATIONS

For the six months ended June 30, 2014, three major customers accounted for approximately 15%, 15% and 21% of total sales, respectively. For the three months ended June 30, 2014, three major customers accounted for approximately 12%, 16% and 26% of total sales, respectively.

For the six months ended June 30, 2013, two major customers accounted for approximately 28% and 35% of total sales separately.   For the three months ended June 30, 2013, two major customers accounted for approximately 33% and 42% of total sales separately.

NOTE 15.   COMMITMENT AND CONTINGENCIES

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

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

NOTE 16.   SUBSEQUENT EVENTS

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

 Results of Operations

Sales

Sales for the three and six months ended June 30, 2014 were $1,934,173 and 2,921,089 respectively, compared to the sales of $6,365,860 and $7,922,075 in the same period in 2013, a decrease of $4,431,687 or approximately 69.6% for the three months period and a decrease of $5,000,986 or approximately 63.1% for the six months period. The primary reason for the decrease is that the Company engaged in  purchase and sale transactions during  2013 that had features of high turnover and low margin, with increased sales as a result. The Company has not been pursuing that kind of transaction  during 2014, which has resulted in reduced sales but improved margins.

Gross profit/loss

Our cost of sales decreased by $4,349,076 and $4,839,938 or 71.4% and 64.4% in the three and six months ended June 30, 2014 compared to the same period of 2013. Our gross margin remained very low: 10% during the three months ended June 30, 2014 and 9% during the six months ended June 30, 2014 compared to 4% and 5% for the same period in 2013. The primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in 2015.

Selling expense

For the three months ended June 30, 2014, selling expenses were $41,309 compared to $78,221 for the three months ended June 30, 2013, representing a decrease of 47.2%. For the six months ended June 30, 2014, selling expenses were $70,644 compared to $142,769 for the six months ended June 30, 2013, representing a decrease of 50.5%. Selling expenses were higher during three and six months ended June 30, 2013  because the Company initiated a concerted effort to increase sales by hiring more sales people and increasing efforts to promote the product to the market. Due to lack of resources, we have scaled back our marketing efforts in 2014.

General and administrative expenses

We incurred general and administrative expenses of $378,910 and $638,411 for the three and six months ended June 30, 2014, compared to $625,128 and $1,244,176 in the same period of 2013, representing a decrease of 39.4% and 48.7% compare to the same period in 2013. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the six months ended June 30, 2014, we incurred research and development expenses of $515,552, less $325,749 of government grant received. For the six months ended June 30, 2013, we incurred research and development expenses of $630,683. For the three months ended June 30, 2014, we incurred research and development expenses of $197,751, compared to $335,431 for the three months ended June 30, 2013.

Operating loss

Our operating loss for the three months ended June 30, 2014 was $426,456, which was $338,199 or 44.2% less than our operating loss for the three months ended June 30, 2013. Our operating loss for the six months ended June 30, 2014 was $649,075, which was $957,722 or 59.6% less than our operating loss for the six months ended June 30, 2013.

Other income (expense)

In 2009, we acquired a 35% interest in a joint venture. We accounts for this investment under the equity method of accounting.

During the six months ended June 30, 2014 and 2013, the operations of the Joint Venture resulted in net loss of $193,656 and $535,820, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Income of Joint Venture of $100,025 and equity in loss of Joint Venture of $92,039 for the three month periods ended June 30, 2014 and 2013, respectively; we recorded Equity in Loss of Joint Venture of $67,780 and $187,539 for the six  month periods ended June 30, 2014 and 2013, respectively

In addition, during the three and six month periods ended June 30, 2014, we recorded net interest expense of $146,255 and $296,379, compared to $313,983 and $420,512 in the same period in 2013, respectively.   The decrease in interest expenses was related to the decrease in interest rate during year 2014 compared to the same periods in 2013.

Net loss

We recorded net loss of $472,686  for the three months ended June 30, 2014 and a net loss of $1,013,234 for the six months ended June 30, 2014 .

We recorded net loss of $1,170,677 for the three months ended June 30, 2013 and a net loss of $2,214,848 for the six months ended June 30, 2013.

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

The following table summarizes our liquidity and capital resources on the dates presented:

	June 30, 2014	December 31, 2013

Cash	$1,213,365	$2,068,421
Working capital(deficit)	$(8,894,835)	$(7,605,859)
Stockholders' Equity	$12,276,473	$13,403,495

The Company had a working capital deficit of $8,894,835 at June 30, 2014.  This represented an atrophy of $1,288,976 since December 31, 2013. The primary reason for the atrophy of working capital was the $1,013,234 loss that we incurred during six months ended June 30, 2014, which we funded from our cash resources.

The following table describes our contractual commitments and obligations as of June 30, 2014:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Short term loans	$9,169,320	$9,169,320	$-	$-	$-
Loans from shareholder and related party	$394,030	$394,030	$-	$-	$-
Convertible loans	$510,000	-	-	$510,000	$-
Total	$10,073,350	$9,563,350	$-	$510,000	$-

Given that the Company’s debt obligations in the next twelve months equal 210.8% of its current assets at June 30, 2014, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows

	Six months Ended June 30,
	2014	2013

Net cash used in operating activities	$(120,749)	$(1,406,067)
Net cash provided by (used in) investing activities	(277,424)	31,144
Net cash provided by (used in) financing activities	(462,512)	2,014,217
Effect of exchange rate changes on cash	13,979	71,795
Net increase (decrease) in cash	(846,706)	711,089
Cash at beginning of period	921,197	940,225
Cash at end of period	$74,491	$1,651,314

Net cash (used in)/provided by operating activities.

Our operating activities during the six months ended June 30, 2014 used $120,749 in cash.  The use of cash was less than our net loss from operations of $1,013,234, primarily because we reduced our accounts receivable by $238,640 and inventory by $329,118, and increased our accrued expenses by $584,860.

Our operating activities during the six months ended June 30, 2013 used $1,406,067 in cash. The cash impact of our net loss of $2,214,848 was partially offset by a reduction in our inventory and a sizeable increase in accounts payable-trade.

Net cash (used in)/provided by investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years. During the six months ended June 30, 2014 and 2013, we invested $277,424 and $13,599 in property and equipment and construction in process.  During the six months ended June 30, 2013, we had cash proceeds of $44,743 from disposal of property and equipment.

Net cash (used in)/provided by financing activities.

During the six months ended June 30, 2014, we repaid $490,000 in partial satisfaction of our outstanding convertible loans and reduced our debts to related parties by $27,488 net.  In contrast, during the six months ended June 30, 2013, the Company received $899,030 of proceeds from those same convertible loans and repaid $6,698 to related party and stockholder loans. The Company received $1,121,885 from short-term loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of June 30, 2014.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Apollo Solar Energy, Inc.

Date: August 19, 2014	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer

Date: August 19, 2014	By: /s/ Hui Hua
Hui Hua
Chief Financial Officer