Form 10-Q
period 2014-09-30
APOLLO SOLAR ENERGY, INC.
filed 2014-11-19
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

There were 50,387,038 shares of common stock outstanding as of November 14, 2014.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2014

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$40,837	$921,197
Restricted cash	1,139,329	1,147,224
Accounts receivable, net of allowance of $57,952 and $33,443	25,164	591,209
Inventories	2,421,829	2,602,547
Prepaid expenses and other current assets	499,385	429,599
Total Current Assets	4,126,544	5,691,776

Long-term Assets
Property, machinery and mining assets, net	15,964,393	16,318,045
Non-marketable investment	56,879	57,279
Investment in and advances to Joint Venture	5,476,078	5,634,030
Total long-term Assets	21,497,350	22,009,354

Total Assets	$25,623,894	$27,701,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$9,497,026	$9,236,548
Account payable - trade	265,199	648,609
Account payable - construction vendors	1,157,916	1,166,065
Accrued expenses and other current liabilities	1,929,253	1,878,069
Due to stockholders and related parties	376,639	368,344
Total Current Liabilities	13,226,033	13,297,635

Long-term liabilities
Convertible loan	510,000	1,000,000
Total liabilities	13,736,033	14,297,635

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013
Common stock:	52,806	52,806
$0.001 par value, 100,000,000 shares authorized; 52,805,961 shares issued and 50,387,038 shares outstanding as of September 30, 2014 and December 31, 2013
Additional paid-in capital	36,742,099	36,742,099
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(23,321,733)	(21,916,564)
Accumulated other comprehensive income	3,631,459	3,741,924
Total Stockholders' Equity	11,887,861	13,403,495

Total Liabilities and Stockholders' Equity	$25,623,894	$27,701,130

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$628,345	$6,350,549	$3,549,434	$13,446,941

Cost of goods sold	(517,254)	(6,194,430)	(3,188,560)	(13,025,818)

Gross profit	111,091	156,119	360,874	421,123

Operating expenses:
General and administrative expenses	301,836	261,984	940,247	1,356,631
Selling expense	30,899	54,980	101,543	189,127
Research and development expenses	8,144	168,731	197,947	799,414
Total operating expenses:	340,879	485,695	1,239,737	2,345,172

Operating loss	(229,788)	(329,576)	(878,863)	(1,924,049)

Other income (expense)
Interest expense, net	(153,260)	(141,708)	(449,639)	(561,811)
Income(Loss) in equity in Joint Venture	(8,887)	(88,805)	(76,667)	(276,344)
Total other income(expense)	(162,147)	(230,513)	(526,306)	(838,155)

Loss before provision for income taxes-continuing operations	(391,935)	(560,089)	(1,405,169)	(2,762,204)

Provison for income tax	-	-	-	-

Net loss from continued operations	(391,935)	(560,089)	(1,405,169)	(2,762,204)

Loss from discontinued operations				(12,789)
Gain on sale of subsidiary	-	598,236	-	598,236
Net income(loss) from discontinued operations	-	598,236	-	585,447

Net income(loss)	(391,935)	38,147	(1,405,169)	(2,176,757)

Other comprehensive income(loss)
Foreign currency translation adjustment	3,323	34,844	(110,465)	395,742
Comprehensive loss	$(388,612)	$(525,245)	$(1,515,634)	$(2,366,462)
			\
Loss per share continuing operations
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Loss per share-discontinued operations
Basic and diluted	$-	$0.01	$-	$0.01

Income(loss) per share-total loss	$(0.01)	$0.00	$(0.03)	$(0.05)

Weighted average shares outstanding
Basic and diluted	50,387,038	49,377,038	50,387,038	49,377,038

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:

Net Loss from continuing operations	$(1,405,169)	$(2,762,204)
Net income from discontinued operations	-	585,447
Net Loss	(1,405,169)	(2,176,757)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Stock-based compensation	-	211,824
Loss in equity of Joint Venture	76,666	276,346
Gain on sale of subsidiary	-	(598,236)
Depreciation and amortization	517,082	634,851
Disposal of equipment	-	51,289
Provision for bad debts	59,961	-
Changes in operating assets and liabilities:
Restricted cash	(122)	-
Accounts receivable	502,656	(370,470)
Inventory	162,736	504,832
Prepaid expenses and other current assets	(30,816)	(280,948)
Accounts payable-trade	(379,353)	75,686
Accrued expenses and other current liabilities	63,295	99,913
Net cash used in continuing operations	(433,064)	(1,571,671)
Net cash provided by discontiuned operations	-	63,122
Net cash used in operating activities	(433,064)	(1,508,549)

Cash flows from investing activities:

Purchase of property and equipment	(277,117)	(27,957)
Disposal of property and equipment	-	10,952
Proceeds from sale of subsidiary-net of cash sold	-	567,811
Net cash provided by(used in) continuing operations	(277,117)	550,806
Net cash used in discontinuing operations	-	(1,153)
Net cash provided by(used in) investing activities	(277,117)	549,653

Cash flows from financing activities:
Proceeds of short-term loans	325,431	642,986
Repayment to(proceeds of) stockholder loan	(19,065)	63,708
Due to related parties	29,000	(50,244)
Proceeds(repayment) from convertible loan, net of costs	(490,000)	899,030
Net cash provided by(used in) continuing operations	(154,634)	1,555,480
Net cash provided by(used in) discontinuing operations	-	-
Net cash provided by(used in) financing activities	(154,634)	1,555,480

Effect of exchange rate changes on cash	(15,545)	37,716

Net increase(decrease) in cash	(880,360)	634,300

Cash at beginning of period	921,197	935,750
Cash at end of period	$40,837	$1,570,050

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$-
Interest paid	$459,299	$544,893

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital of $9,099,489 at September 30, 2014, and has had operating losses during past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Therefore, for our next fiscal year, we anticipate our cash flow from operations to improve. Nevertheless, the Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing to support its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

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

We have no financial assets or liabilities measured at fair value on a recurring basis.

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

Research and development

Research and development expenditures are charged to operations as incurred, net with any government grant for specific research projects. Research and development expenditures were $589,203, less $391,256 of government grant received in the nine months ended September 30, 2014.

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

NOTE 4.    INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on the weighted-average method. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.  There is no inventory mark-down for the years ended September 30, 2014 and 2013, respectively.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 4.    INVENTORIES (continued)

Inventories consist of the following:

	September 30, 2014	December 31, 2013

Raw Materials	$442,126	$693,065
Work-in-progress	711,217	698,020
Finished goods	1,268,486	1,211,462
Total	$2,421,829	$2,602,547

NOTE 5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist following:

	September 30, 2014	December 31, 2013

Advances for purchases	$328,719	$283,112
Other receivables	170,666	146,487
Total	$499,385	$429,599

NOTE 6.     RELATED PARTIES TRANSACTIONS AND BALANCES

The breakdown of due from/due to related parties consists of the following:

	September 30, 2014	December 31, 2013

Due from Xinju	$(39,220)	$(39,495)
Due to shareholders and related parties	415,859	407,839
Total	$376,639	$368,344

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 7.    EQUITY METHOD INVESTMENT IN JOINT VENTURE (continued)

Summarized financial information for our investment in the JV assuming a 100% ownership interest is as follows:

	September 30, 2014	September 30, 2013
Statement of operations
Revenues	$23,106	$25,628
Cost of sales	47,651	54,367
Gross profit	(24,545)	(28,739)
Operating Loss	(212,047)	(789,550)
Loss before income tax	(219,047)	(789,550)

NOTE 8.    ACCRUED EXPENSES, TAXES AND OTHER CURRENT LIABILITIES

Accrued expenses, taxes and other current liabilities are listed as below:

	September 30, 2014	December 31, 2013
Accrued interest	$847,260	$875,842
Salaries and benefits	215,440	201,616
Other taxes	495,673	461,466
Professional fees	11,735	67,563
Customer deposit	119,475	-
Other payables	239,670	271,582
Total	$1,929,253	$1,878,069

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 9.    SHORT-TERM LOAN

Short-term loans consist of the following loans:

	September 30, 2014	December 31, 2013

1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, collateralized by certain plant equipment of Sichuan Apollo	$671,174	$675,897

2) Loans payable to Industrial and Commercial Bank of China, Due on November 12 and 25, 2014, and December 12, 2014, with interest of 6.00% per annum, respectively, collateralized by cash deposits of RMB 7 million($1.13 million) with a year term in Industrial and Commercial Bank of China and Sichuan Apollo’s land and buildings. The loan due on November 12, 2014 was paid off in November 2014.	3,461,500	3,485,861

3) Loan payable to Bank of China, Xihanggang Branch, Chengdu, due on September 20, 2013, collateralized by cash deposit of RMB 10,000 with a year term in Bank of China. The loan was paid off in October 2014.	1,463	1,473

4) Loan payable to an unrelated party, with interest of 10% per annum, collateralized by 1,000,000 shares of common stock and due on March 30, 2014. The loan is in default. The lender verbally agreed to extend the due date to September 30, 2014. As of the date of the report, the Company has not paid off the loan.	162,512	163,655

5) Loan payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo. The loans were paid in April 2014.	-	4,909,662

6)Loan payable to an unrelated party, bearing no interest and due on February 7, 2015	325,024

7) Loan payable to China CITIC Bank, due on April 8, 2015, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo	4,875,353	-

Total	$9,497,026	$9,236,548

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
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

Both loans were subordinated to the bank loan and was a senior loan to all other liabilities. The purpose of the loan is to purchase raw materials. During March 2014, the Company paid $490,000 of the principal. As of September 30, 2014, the balance of the loan was $510,000.

The Company evaluated the conversion option of these loans and determined that they do not contain an embedded derivative instrument, or beneficial conversion feature.

NOTE 11.   TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and nine months ended September 30, 2014 and 2013.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2014 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The Company has net operating loss carry-forwards in China and United States of approximately $3,000,000 and $8,000,000, respectively, which expire between 2014 and 2024. The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $3,000,000 for which the Company has provided a 100% valuation allowance.

The reconciliation of income tax expense at the U.S. statutory rate of 35% in, to the Company’s effective tax is as follows:

	Nine months Ended September 30,
Taxes	2014	2013

U.S. Statutory rate of 35%	$(491,807)	$(761,865)
Tax rate difference between China and U.S.	133,074	189,059
Change in valuation allowance	77,017	521,625
Net operating loss expired	281,716	200,741
Permanent difference	-	(149,560)
Effective tax	$-	$-

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 11.   TAXES (continued)

The provisions for income taxes are summarized as follows:

Nine months Ended September 30,
	2014	2013
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

NOTE 12.   PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company was required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of September 30, 2014 and December 31, 2013, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 13.   BUSINESS SEGMENTS

For the nine months ended September 30, 2014

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total
Revenue	$279	$3,549,155	$-	$-	$3,549,434

Operating loss	$(313,834)	$(386,260)	$(118,051)	$(60,718)	$(878,863)

Depreciation and amortization	$349,128	$149,868	$18,086	$-	$517,082

Capital expenditures	$243,937	$33,180	$-	$-	$277,117

For the nine months ended September 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$13,446,941	$-	$-	$13,446,941

Operating loss	$(422,212)	$(1,105,719)	$(144,374)	$(251,744)	$(1,924,049)

Depreciation and amortization	$488,181	$123,980	$22,690	$-	$634,851

Capital expenditures	$-	$26,804	$-	$-	$26,804

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 13. BUSINESS SEGMENTS (continued)

For the three months ended September 30, 2014

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$628,345	$-	$-	$628,345

Operating loss	$(166,144)	$21,823	$(52,779)	$(32,688)	$(229,788)

Depreciation and amortization	$116,409	$50,505	$5,906	$-	$172,820

Capital expenditures	$-	$-	$-	$-	$-

For the three months ended September 30, 2013

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$6,350,549	$-	$-	$6,350,549

Operating loss	$(225,266)	$(49,450)	$(41,769)	$(13,091)	$(329,576)

Depreciation and amortization	$159,374	$48,635	$7,176	$-	$215,185

Capital expenditures	$-	$14,354	$-	$-	$14,354

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

NOTE 14.    CONCENTRATIONS

For the nine months ended September 30, 2014, three major customers accounted for approximately 13%, 15% and 17% of total sales, respectively. For the three months ended September 30, 2014, one major customer accounted for approximately 16% of total sales, respectively.

For the nine months ended September 30, 2013, three major customers accounted for approximately 15% 25% and 33.% of total sales, respectively.

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

Dispute with Sichuan Xinju

On the same day that Sichuan Apollo filed a criminal complaint against Renyi Hou, as described above, Sichuan Xinju filed a civil lawsuit in a Chinese court against Sichuan Apollo. The complaint alleged that Sichuan Xinju paid RMB 3,548,160 ($579,765) to satisfy a loan owed to a third party by Sichuan Apollo and demanded reimbursement. Sichuan Apollo replied, denying liability on the grounds that the funds paid by Sichuan Xinju to the third party had been illegally transferred from a subsidiary of Sichuan Apollo to Sichuan Xinju by Renyi Hou. The civil court entered judgment in favor of Sichuan Xinju and imposed a lien on the bank account of Sichuan Apollo. Sichuan Apollo intends to appeal the judgment.

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

Results of Operations

Sales

Sales for the three and nine months ended September 30, 2014 were $628,345 and 3,549,434 respectively, compared to the sales of $6,350,549 and $13,446,941 in the same periods in 2013, a decrease of $5,722,204 or approximately 90.1% for the three months period and a decrease of $9,897,507 or approximately 73.6% for the nine months period. The primary reason for the decrease is that the Company engaged in purchase and sale transactions during  2013 that had features of high turnover and low margin, with increased sales as a result. The Company has not been pursuing that kind of transaction during 2014, which has resulted in reduced sales but improved margins.

Gross profit/loss

Our cost of sales decreased by $5,677,176 and $9,837,258 or 91.6% and 75.5% in the three and nine months ended September 30, 2014 compared to the same period of 2013. Our gross margin remained very low: 17.6% during the three months ended September 30, 2014 and 10.2% during the nine months ended September 30, 2014 compared to 2.5% and 3.1% for the same period in 2013. The primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in 2015.

Selling expense

For the three months ended September 30, 2014, selling expenses were $30,899 compared to $54,980 for the three months ended September 30, 2013, representing a decrease of 43.8%. For the nine months ended September 30, 2014, selling expenses were $101,543 compared to $189,127 for the nine months ended September 30, 2013, representing a decrease of 46.3%. Selling expenses were higher during three and nine months ended September 30, 2013  because the Company initiated a concerted effort to increase sales by hiring more sales people and increasing efforts to promote the product to the market. Due to lack of resources, we have scaled back our marketing efforts in 2014.

General and administrative expenses

We incurred general and administrative expenses of $301,836 and $940,247 for the three and nine months ended September 30, 2014, compared to $261,984 and $1,356,631 in the same period of 2013, representing an increase of 15.2% and a decrease of 30.7% compare to the same periods in 2013. The increase in our general and administrative expenses was primarily consulting fee incurred during three months ended September 30, 2014. The decrease in our general and administrative expenses was primarily due to headcount reduction as a result of internal reform.

Research and development expenses

For the nine months ended September 30, 2014, we incurred research and development expenses of $589,203, less $391,256 of government grant received. For the nine months ended September 30, 2013, we incurred research and development expenses of $799,414. For the three months ended September 30, 2014, we incurred research and development expenses of $8,144, compared to $168,731 for the three months ended September 30, 2013.

Operating loss

Our operating loss for the three months ended September 30, 2014 was $229,788, which was $99,788 or 30.3% less than our operating loss for the three months ended September 30, 2013. Our operating loss for the nine months ended September 30, 2014 was $878,863, which was $1,045,186 or 54.3% less than our operating loss for the nine months ended September 30, 2013.

Other income (expense)

In 2009, we acquired a 35% interest in a joint venture. We accounts for this investment under the equity method of accounting.

During the nine months ended September 30, 2014 and 2013, the operations of the Joint Venture resulted in net loss of $219,047 and $789,550, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded equity in loss of Joint Venture of $8,887 and $88,805 for the three month periods ended September 30, 2014 and 2013, respectively; we recorded Equity in Loss of Joint Venture of $76,667 and $276,344 for the nine month periods ended September 30, 2014 and 2013, respectively.

In addition, during the three and nine month periods ended September 30, 2014, we recorded net interest expense of $153,260 and $449,639, compare to $141,708 and $561,811 in the same periods in 2013, respectively.   The decrease in interest expenses was related to the decrease in interest rate during year 2014 compared the same periods in 2013.

Net loss

We recorded net loss of $391,935 for the three months ended September 30, 2014 and a net loss of $1,405,169 for the nine months ended September 30, 2014.

We recorded net income of 38,147 for the three months ended September 30, 2013 and a net loss of $2,176,757 for the nine months ended September 30, 2013.

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

The following table summarizes our liquidity and capital resources from on the dates presented:

	September 30, 2014	December 31, 2013
Cash	$40,837	$921,197
Working capital(deficit)	$(9,099,489)	$(7,605,859)
Stockholders' Equity	$11,887,861	$13,403,495

The Company had a working capital deficit of $9,099,489 at September 30, 2014.  This represented an atrophy of $1,493,630 since December 31, 2013. The primary reason for the atrophy of working capital was the $1,405,169 loss that we incurred during nine months ended September 30, 2014, which we funded from our cash resources.

The following table describes our contractual commitments and obligations as of September 30, 2014:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Short term loans	$9,497,026	$9,497,026	$-	$-	$-
Loans from shareholder and related party	$376,639	$376,639	$-	$-	$-
Convertible loans	$510,000			$510,000	$-
Total	$10,383,665	$9,873,665	$-	$510,000	$-

Given that the Company’s debt obligations in the next twelve months equal 233% of its current assets at September 30, 2014, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows

	Nine months Ended September 30,
	2014	2013
Net cash used in operating activities	$(433,064)	$(1,508,549)
Net Cash provided by(used in) investing activities	(277,117)	549,653
Net cash provided by(used in) financing activities	(154,634)	1,555,480
Effect of exchange rate changes on cash	(15,545)	37,716
Net increase(decrease) in cash	(880,360)	634,300
Cash at beginning of period	921,197	935,750
Cash at end of period	$40,837	$1,570,050

Net cash used in operating activities.

Our operating activities during the nine months ended September 30, 2014 used $433,064 in cash.  The use of cash was less than our net loss from operations of $1,405,169, primarily because we reduced our accounts receivable by $502,656 and decreased account payable-trade by $379,353.

The operating activities of our continuing operations during the nine months ended September 30, 2013 used $1,571,671 in cash.  The use of cash was less that our net loss from continuing operations of $2,762,204, primarily because we reduced our inventory by $504,832.

Net cash used in investing activities.

Due to our lack of funds, we have made only very modest additions to our capital assets during recent years. During the nine months ended June 30, 2014 and 2013, we invested $277,117 and $27,957 in property and equipment and construction in process.

Net cash (used in)/provided by financing activities.

During the nine months ended September 30, 2014, we received the proceeds of $325,431 from a loan from an unrelated party. We repaid $490,000 in partial satisfaction of our outstanding convertible loans.  In contrast, during the nine months ended September 30, 2013, the Company received $642,986 of proceeds from those same convertible loans and repaid $50,244 to related party and stockholder loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that were not effective as of September 30, 2014.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Apollo Solar Energy, Inc.

Date: November 19, 2014	By: /s/ Jingong Pan
Jingong Pan
Chief Executive Officer and Chief Financial and Accounting Officer