Form 10-K
period 2014-12-31
APOLLO SOLAR ENERGY, INC.
filed 2015-06-25
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,352,040 based on the closing price of the registrant’s common stock on the OTCQB of $.12 per share.

There were  50,837,038 shares of common stock outstanding as of June 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APOLLO SOLAR ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

PART I

ITEM 1.                  BUSINESS

Overview

We are a China-based vertically integrated refiner of tellurium (“Te”) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. Currently we obtain all of our Te raw materials on the public market. While no reserves under the SEC’s Industry Guide 7 can currently be delineated at our properties, we believe that the tellurium to be used in our products in the future will be primarily sourced from our Dashuigou project located in Sichuan Province, PRC. In addition, we expect to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock.  Under the terms of the VIE Agreements, we have been granted the exclusive exploration and mining rights to these two projects in accordance with a license granted by the Chinese government, which extended to June 2015 for exploration activities at our Dashuigou property, and to June 2014 for exploration and mining activities at our Majiagou property.  Both licenses have expired. The Company expects to renew them, but must first resolve the litigation discussed in this report with Renyi Hou, who was the CEO of Apollo Solar until 2010, and  his affiliates.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. We believe that the Dashuigou and Majiagou projects are the only two known deposits in the world in which tellurium, one of the rarest metallic elements on earth, is the primary commodity of economic interest. We had planned to begin mining at Dashuigou in 2012, but were delayed by new mining regulations adopted by the local government.  We have achieved compliance with the new regulations.  Our long-term plan, therefore, is to obtain approximately 50% to 60% of the tellurium necessary for our products from the Dashuigou, Majiagou and other projects and believe this ability to be a significant competitive advantage because the cost of tellurium sourced from our own properties will be substantially lower than that purchased from an outside third party.  For the near-term (at least into 2016), we will source all of our tellurium requirements, and thereafter source the remaining 40% to 50% of our tellurium needs from third-party suppliers with whom we have established good business relationships over the past few years. By vertically integrating our processes, we believe we are able to achieve significant operating efficiencies and produce high-quality products that offer cost and quality benefits to our customers.

Our refining operations are currently based in a 330,000 square foot facility in Chengdu, Sichuan Province, PRC. We expect this facility to eventually have the capacity to produce more than 300 tons of high-purity photovoltaic cell materials and 42 other types of electronic materials. Our plan is that future expansion of this facility in vacant land leased to the Company will have a capacity to produce up to an additional 350 tons of high-purity photovoltaic cell materials.

In November 2009 we entered into a joint venture to produce thin film solar cells.  Our principal joint venture partner is Bengbu Design & Research Institute for the Glass Industry, which is an affiliate of China National Building Materials Group, a giant state-owned entity.  A local government agency also owns an equity interest in the joint venture.  In exchange for our contribution of land and facilities as well as three patents, we received a 35% equity interest in the joint venture, which is named COE Apollo Solar.  At present, COE Apollo Solar is engaged in research regarding glass used in production of thin film solar cells, and is developing a production line for 80MW CdTe thin film solar modules.  COE Apollo Solar has obtained the requisite government licenses, and expects to complete construction of the assembly line during 2016.

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

Customers and Main Markets

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. In 2014, three customers accounted for 21%, 13% and 11% of the total sales, respectively. In 2013, three customers accounted for 12%, 27% and 31% of the total sales, repectively.   We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

We believe that we possess significant competitive advantages. These advantages include:

•
Well-Established Market Position and Significant Barriers to Entry. We expect to be  one of the main suppliers of cadmium, selenium, and tellurium metal and compounds in the markets that we serve. We believe we have a limited number of competitors due to the highly specialized nature of our business. The niche markets we serve require extensive expertise and know-how. Our products must be qualified by customers after long periods of testing. Most of the materials that we produce must also be handled with care because of their environmental and occupational impact, and must be recycled, all of which constitute significant entry barriers for potential competitors.

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

As of December 31, 2014, our research and development team consists of 11 full-time employees, which are broken down into four groups:

•	Mineral processing, metallurgy, new materials, 2 engineers;

•	New energy development, 9 engineers;

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. As of December 31, 2014, we held sixteen Chinese patents with respect to our proprietary refining techniques and had an additional three patent applications pertaining to elements of our unique thin-film solar module manufacturing process pending. In 2010, the Company transferred three patents to the Joint Venture with an approximate appraised value of RMB13,781,300.

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

 We have obtained the land use permit and the water and soil preservation permit for the Dashuigou and Majiagou mines. We also received ISO 9001:2008 and GB/T19001-2008 certificates which are valid from December, 2014 until December, 2017. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

Employees

We employ 76 people. Of our employees, 61 hold university degrees in engineering or physical sciences. A breakdown of our current personnel by category is as follows:

Production	30
Research and Development	11
Administration	24
Sales and Marketing	8
Senior Management	3

Total	76

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

As shown in the accompanying financial statements, the Company has negative cash flow for the years ended December 31, 2014 and 2013, and at December 31, 2014 the Company’s current liabilities exceeded its current assets by $9.2 million.  In addition, approximately $8.5 million of the Company’s loans will be due in 2015.  The current cash and inventory level will not be sufficient to support the Company’s normal operations and repayments of the loans.  As a result of these factors, our independent registered public accountant has, in the audit opinion included in this Report, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company will need additional funds to meet its operating and financing obligations until sufficient cash flows are generated from production to sustain operations and to fund future development and financing obligations. It is not certain that we will be able to obtain sufficient funds.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have accumulated significant losses and we may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated significant net losses from our inception through December 31, 2014 and we may be unable to generate significant revenue or any net income in the future. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

We may not be able to renew the current license period of mining rights.

Under the PRC’s Mineral Resources Law, all mineral resources of the PRC are owned by the State. The Company may obtain mining rights for conducting mining activities in a specific mining area during the license period. The Company had, under the relevant laws and regulations, and through the VIE Arrangement, obtained valid mining rights to the Dashuigou and Majiagou mines with a validity period of 6 years. Those rights have expired. The Company intends to apply to the relevant authorities for extension.   If the Company fails to renew its mining rights, or it cannot effectively utilize the resources within a license period specified in the mining right, the operation and performance of the Company will be adversely affected.

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

In 2014, three customers accounted for 21%, 13% and 11% of the total sales. In 2013, three customers accounted for 12%, 27% and 31% of the total sales. In 2012, 28% of our sales were made to two customers.  In 2011, approximately 45 % of our sales were to three customers. In 2010, our top three customers accounted for 75% of our revenue.  In 2009, approximately 90% of sales were to two customers. We have been committing tremendous effort to expanding our customer list, and our results in 2011 reflected a certain level of success. However, the loss of, or a decrease in the amount of business from, one of these customers, or any default in payment on their part, could still significantly reduce our net sales and harm our operating results.

We have no assurance of securing additional business from our major customers beyond our long-term supply agreements. We therefore expect that our dependence on our major customers will continue during most of 2015, at which point we intend to further reduce our reliance on our major customers by expanding our production capacity to meet the needs of currently merging manufacturers of CdTe-based PV modules, as well as to supply the needs of companies active in the medical imaging market.

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

Our Common Stock is quoted on the OTC Pink Market maintained by OTC Markets. Until recently, our stock was quoted on the OTCQB. However, our bid and asked quotations have not regularly appeared on the OTCQB or on the OTC Pink Market for any consistent period of time. There is no established trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). Investors may not be able to sell their shares due to the absence of a trading market.

Our common stock is currently classified as a “penny stock” under SEC rules, which may make it difficult for our shareholders to resell their shares of our common stock.

The Rules of the Securities and Exchange Commission classify as a “penny stock” any security that does not trade on a national securities exchange (e.g. NYSE, NYSE MKT, NASDAQ, etc., but not including the OTCQB or the OTC Pink Market) if the market price of the security is less than $5.00 per share.  SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.”  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  For this reason and because penny stocks are generally considered to be more risky than non-penny stocks, many brokers will not recommend the purchase of penny stock by their customers.

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

Mineral Rights Previously Controlled by Sichuan Apollo:
Project	Permit Name	Permit Type	Number	Area (km2)	Elevation Range (m)	Termination
Daishuigou	Gaishuigou Pb-Zn-Mable Exploration	Exploration	T51120080403005938	6.29	1,440 - 1,705	June 2015
Majiagou	Majiagou Te-Bi Mine	Mining	5100000510226	0.0568	1,540 - 1,640	June 25, 2014

All of the Company's mineral rights permits have expired or will expire soon. The Company intends to apply for renewals; but must first resolve its litigation with Renyi Hou and his affiliates.

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

ITEM 3.                  LEGAL PROCEEDINGS

On June 7, 2013 our subsidiary, Sichuan Apollo Solar Energy Technology Co., Ltd., filed a criminal complaint with the local bureau of economic criminal investigation in China against Renyi Hou, who was the CEO of Apollo Solar until 2010.  The complaint alleged that, between 2007 and 2010, Mr. Hou caused improper loans to be made by Sichuan Apollo to Sichuan Xinju Mineral Resources Development Co., Ltd., an entity in which Mr. Hou owns the majority interest but that is party to the VIE Agreements with our subsidiary, Sichuan Xinlong.  The complaint also alleged that in 2009 Mr. Hou caused Sichuan Apollo to make excess payments to the construction company that was constructing the new facility for Sichuan Apollo. On November 19, 2013 the bureau  dismissed the complaint.   Sichuan Apollo appealed the dismissal in December 2013.

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

ITEM 4.                  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the OTC Pink Market under the symbol “ASOE”. During 2014 and 2013 our common stock was listed for quotation on the OTCQB. We have 52,805,961 issued and 50,387,038 outstanding shares of common stock and 556 common stock holders of record at December 31, 2014.

	Common Stock Price
	High	Low

Fiscal Year Ending December 31, 2014
Fourth Quarter	$0.21	$0.07
Third Quarter	$0.29	$0.13
Second Quarter	$0.35	$0.12
First Quarter	$0.50	$0.11

Fiscal Year Ending December 31, 2013
Fourth Quarter	$0.45	$0.04
Third Quarter	$0.40	$0.22
Second Quarter	$0.38	$0.20
First Quarter	$0.25	$0.20

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

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the fourth quarter of 2014.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2014.

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

In our preparation of the consolidated financial statements for 2014 and 2013 there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:

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

•
Our determination to record a 100% valuation allowance for our deferred tax assets, as disclosed in Note 14 to our Financial Statements. The determination was based on our lack of assurance as to whether we will realize taxable income in the future against which the deferred tax assets can be applied.

Results of Operations

Sales

Sales for the year ended December 31, 2014 were $4,276,255, compared to the sales of $16,838,764 for the year ended December 31, 2013, a decrease of $ 12,562,509 or approximately 74.6% for the year ended December 31, 2014. The primary reasons for the decrease in sales is that the Company engaged in purchase and sale transactions during 2013 that had features of high turnover and low margin, with increased sales as a result. The Company did not pursue that kind of transaction during 2014, which has resulted in reduced sales but improved margins.

Gross profit/loss

Our cost of sales decreased by $12,589,064 or 76.3% in the year ended December 31, 2014 compared to 2013.  Our gross margin remained very low: 8.7% during the year ended December 31, 2014 and 2.1% during the year ended December 31, 2013. Although the Company's $438,337 inventory markdown during 2013 contributed to the low margin in that year, the primary reason for this low level of gross margin was the delay in production from our tellurium mines, caused by new government regulations and the subsequent expiration of our mining licenses.  Without an internal source of tellurium, we were forced to purchase tellurium on the world market.  As a significant amount of our revenue was generated from the sale of compounds incorporating high purity tellurium, our margin was impacted adversely. We expect this situation to improve as we have satisfied the new government regulations and expect internal tellurium production to be initiated in 2016, if our licenses are renewed..  .

Selling expense

For the year ended December 31, 2014, selling expenses were $131,587 compared to $253,310 for the year ended December 31, 2013, representing a decrease of 48.1%. Selling expenses were higher during year ended December 31, 2013 because the Company initiated a concerted effort to increase sales by hiring more sales people and increasing efforts to promote our products to the market. Due to lack of resources, we scaled back our marketing efforts in 2014.

General and administrative expenses

We incurred general and administrative expenses of $1,306,233 for the year ended December 31, 2014, compared to $2,619,642 in the same period of 2013, representing a decrease of 50.1% for the year ended period. The decrease in our general and administrative expenses was primarily due to headcount reduction.

Research and development expenses

For the years ended December 31, 2014 and 2013, we incurred research and development expenses of $444,706 and $973,851, respectively. However, the local government supports the Company’s research and development activities, and during the years ended December 31, 2014 and 2013, the Company received $414,123 and $423,705, respectively, of government subsidy, which was recorded as an offset to research and development expense. In addition, the Company was relieved from accrued research and development cost from New Jersey Institute of Technology, which amounted to $625,000. As a result, we recorded $30,583 and a negative $74,854 in research and development expense for 2014 and 2013.

Impairment loss

For the year ended December 31, 2014, we determined that we could no longer justify recording the book value of our building and equipment at their carrying value, since continuing losses from operation put in question our prior estimation of the anticipated cash flows from the factory. As a result, we evaluated the resale value of our assets and recorded an impairment charge of $2,441,724 on the building, machinery and equipment. This added that amount to our operating expenses for the year. No impairment loss charged during 2013.

Operating loss

Our operating loss for the year ended December 31, 2014 was $3,539,163, which was 44.2% more than our operating loss for the year ended December 31, 2013. The increase in operating loss was mainly due to$2,441,724 impairment loss recognized in the current year, netting off by the decrease in other operating expenses during the year ended December 31, 2014 compared to 2013.

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

During the years ended December 31, 2014 and 2013, the operations of the Joint Venture resulted in net income of $256,114 and $50,536, respectively.  Because we own 35% of the equity in the Joint Venture and account for that investment on the equity method, we recorded Equity in Income of Joint Venture of $89,640 and $17,688 for the years ended December 31, 2014 and 2013, respectively.

Interest expense

During the years ended December 31, 2014 and 2013, we recorded net interest expense of $587,746 and $641,793, respectively.  The decrease in interest expenses was related to the decrease in loan amount during year 2014 compared to the same periods in 2013.

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

For the years ended December 31, 2014 and 2013, the Company recorded no provision for income tax.

Gain on disposition of discontinued operation; Net income (loss) from discontinued operations

On July 8, 2013, the Company entered into an Equity Transfer Agreement with Ling Zhao, Chunbao Pan and Xiaoping Zhou to transfer back all equity interest in Hefei Huirun Energy & Technology Co., Ltd. (“Hefei Huirun”). As a result of that transaction, the Company recorded a gain on disposition of discontinued operation of $613,218.For that reason, during the year ended December 31, 2013, the Company has $600,429 of net income from discontinued operations.

Net income/loss

We recorded net loss of $4,037,269 and $2,518,130 for the years ended December 31, 2014, and 2013, respectively.  The net loss for the year ended December 31, 2013 was the result of netting our loss from continuing operations against the gain of $613,218 that we realized on the sale of our discontinued operation.

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

The following table summarizes our liquidity and capital resources on the dates presented:
	December 31, 2014	December 31, 2013
Cash	$96,258	$921,197
Working capital deficit	$(9,168,206)	$(7,605,859)
Stockholders' Equity	$9,297,866	$13,403,495

The Company had a working capital deficit of $9,168,206 at December 31, 2014.  This represented an atrophy of $1,562,347 since December 31, 2013. The primary reason for the atrophy of working capital was the $4,037,269 loss that we incurred during year ended December 31, 2014, which we funded, in part, by taking short-term loans.

The following table describes our contractual commitments and obligations as of December 31, 2014:

	Payments due by Period (in $)

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short term loans	$8,301,696	$8,301,696	$-	$-	$-
Loans from stockholder and related party	$243,272	$243,272	$-	$-	$-
Convertible loans	$510,000	$-	$510,000	$-	$-

Given that the Company’s debt obligations in the next twelve months equal 316.1% of its current assets at December 31, 2014, management has determined that additional funds will have to be secured in order to finance our operations for the coming year.

Cash Flows

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(342,393)	$(1,893,536)
Net cash provided by (used in) investing activities	(278,204)	642,085
Net cash provided by (used in) financing activities	(201,869)	935,567
Effect of exchange rate changes on cash	(2,473)	301,331
Net decrease in cash	(824,939)	(14,553)
Cash at beginning of year	921,197	935,750
Cash at end of year	$96,258	$921,197

Net cash used in operating activities.

The operating activities of our continuing operations during year ended December 31, 2014 used $342,393 in cash.  The use of cash was less than our net loss of $4,037,269. This disparity occurred because our net loss included non-cash expenses, primarily $690,411 attributable to depreciation and amortization and $2,441,724 attributable to impairment loss. In addition, we recorded a decrease of $659,783 in our inventory, which improved our cash position.

The operating activities of our continuing operations during year ended December 31, 2013 used $1,893,536 in cash.  The use of cash was less than our net loss of $2,518,130. This disparity occurred because our net loss included non-cash expenses, primarily $876,150 attributable to depreciation and amortization. In addition, our net loss included a  $438,337 inventory markdown, which did not diminish cash.

Net cash (used in)/provided by investing activities.

Our investing activities for the year ended December 31, 2014 used $278,204 in cash. This was primarily attributable to the purchase of property and equipment.

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

Net cash (used in)/provided by financing activities.

Net cash used by financing activities for the year ended December 31, 2014 was $201,869. This is primarily attributable to $891,887 of bank loan repayment and $490,000 of repayment of the convertible loan, which was offset by the bank's release of its restrictions on $1,141,099 in cash.

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

ITEM 7A                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to the Consolidated Financial Statements

Page

33	Report of Independent Registered Public Accounting Firm.

34	Consolidated Balance Sheets as of December 31, 2014 and 2013

35	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013.

36	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013.

37	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

38-53	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Apollo Solar Energy, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Solar Energy Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Solar Energy, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 1 to the accompanying financial statements, the Company has a working capital deficiency of $9,168,206, did not generate cash from its operations, and had operating loss for past two years. In addition, approximately $8.5 million of the Company’s loan will be due in 2015. The current cash and inventory level will not be sufficient to support the Company’s normal operation and repayment of loans. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
June 19, 2015

APOLLO SOLAR ENERGY, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$96,258	$921,197
Restricted cash	-	1,147,224
Accounts receivable, net of allowance of $15,805 and $33,443	246,332	591,209
Inventories	1,930,345	2,602,547
Prepaid expenses and other current assets	430,545	429,599
Total Current Assets	2,703,480	5,691,776

Long-term Assets
Property, machinery and mining assets, net	13,387,231	16,318,045
Non-marketable investment	57,017	57,279
Investment in and advances to Joint Venture	5,531,824	5,634,030
Total Long-term Assets	18,976,072	22,009,354

Total Assets	$21,679,552	$27,701,130

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term loans	$8,301,696	$9,236,548
Account payable - trade	111,845	648,609
Account payable - construction vendors	1,160,727	1,166,065
Accrued expenses and other current liabilities	2,054,146	1,878,069
Due to stockholders and related parties	243,272	368,344
Total Current Liabilities	11,871,686	13,297,635

Long-term liabilities
Convertible loan	510,000	1,000,000
Total Liabilities	12,381,686	14,297,635

Stockholders' Equity
Preferred stock:	-	-
$0.001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and 2013
Common stock:	52,806	52,806
$0.001 par value, 100,000,000 shares authorized; 52,805,961 shares issued and 50,387,038 shares outstanding as of December 31, 2014 and 2013
Additional paid-in capital	36,742,099	36,742,099
Treasury stock 2,418,923 shares at cost	(5,216,770)	(5,216,770)
Accumulated deficit	(25,953,833)	(21,916,564)
Accumulated other comprehensive income	3,673,564	3,741,924
Total Stockholders' Equity	9,297,866	13,403,495

Total Liabilities and Stockholders' Equity	$21,679,552	$27,701,130

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2014	2013

Sales	$4,276,255	$16,838,764

Cost of goods sold	(3,905,291)	(16,494,355)

Gross profit	370,964	344,409

Operating expenses:
General and administrative expenses	1,306,233	2,619,642
Selling expense	131,587	253,310
Research and development expenses	30,583	(74,854)
Impairment loss	2,441,724	-
Total operating expenses:	3,910,127	2,798,098

Operating loss	(3,539,163)	(2,453,689)

Other income (expense)
Interest expense, net	(587,746)	(641,793)
Income in equity in Joint Venture	89,640	17,688
Loss from disposal of equipment	-	(40,765)
Total other income(expense)	(498,106)	(664,870)

Loss before provision for income tax-continuing operations	(4,037,269)	(3,118,559)

Provison for income tax	-	-

Net loss from continuing operations	(4,037,269)	(3,118,559)

Loss from discontinued operations	-	(12,789)
Gain on sale of subsidiary	-	613,218
Net income from discontinued operations	-	600,429

Net loss	(4,037,269)	(2,518,130)

Other comprehensive income(loss)
Foreign currency translation adjustment	(68,360)	747,631
Comprehensive loss	$(4,105,629)	$(1,770,499)

Loss per share continuing operations
Basic and diluted	$(0.03)	$(0.06)

Income per share-discontinued operations
Basic and diluted	$-	$0.01

Loss per share	$(0.03)	$(0.05)

Weighted average shares outstanding
Basic and diluted	50,387,038	50,137,997

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
						Accumulated
			Additional			Other	Total
	Common stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders'
	Share	Amount	Capital	Stock	Deficit	Income	Equity
Balance as of December 31, 2012	51,795,961	$51,796	$33,032,641	$(5,216,770)	$(16,125,326)	$2,994,293	$14,736,634

Reclass to capital contribution from loan receivable previously recorded	-	-	3,273,108		(3,273,108)		-
Issuance of new shares for service	1,010,000	1,010	200,990				202,000
Amortization of stock option	-	-	235,360	-			235,360
Foreign currency translation adjustment	-	-	-			747,631	747,631
Net loss	-	-	-		(2,518,130)	-	(2,518,130)
Balance as of December 31, 2013	52,805,961	52,806	36,742,099	(5,216,770)	(21,916,564)	3,741,924	13,403,495

Foreign currency translation adjustments			-	-		(68,360)	(68,360)
Net loss	-	-	-		(4,037,269)	-	(4,037,269)
Balance as of December 31, 2014	52,805,961	$52,806	$36,742,099	$(5,216,770)	$(25,953,833)	$3,673,564	$9,297,866

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:

Net Loss from continuing operations	$(4,037,269)	$(3,118,559)
Net income from discontinued operations	-	600,429
Net Loss	(4,037,269)	(2,518,130)

Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Stock-based compensation	-	437,360
Income in equity of Joint Venture	(89,640)	(17,688)
Gain on sale of subsidiary	-	(613,218)
Depreciation and amortization	690,411	876,150
Disposal of equipment	-	40,765
Provision for bad debts	(17,472)	44,252
Inventory allowance	-	438,337
Impairment loss	2,441,724	-
Changes in operating assets and liabilities:
Accounts receivable	359,381	(265,063)
Inventory	659,783	160,028
Prepaid expenses and other current assets	305	(234,351)
Accounts payable-trade	(533,386)	437,964
Accounts payable-construction	-	(34,236)
Accrued expenses and other current liabilities	183,770	(672,479)
Net cash used in continuing operating activities	(342,393)	(1,920,309)
Net cash provided by discontinued operations	-	26,773
Net cash used in operating activities	(342,393)	(1,893,536)

Cash flows from investing activities:

Purchase of property and equipment	(278,204)	(41,387)
Disposal of property and equipment	-	38,478
Proceeds from sale of subsidiary-net of cash sold	-	646,151
Net cash provided by(used in) continuing operations	(278,204)	643,242
Net cash used in discontinued operations	-	(1,157)
Net cash provided by(used in) investing activities	(278,204)	642,085

Cash flows from financing activities:
Restricted cash	1,141,099	(1,132,380)
Proceeds(Repayment) of short-term loans	(891,887)	1,179,872
Repayment to stockholder and related parties loans	(123,863)	(10,955)
Proceeds of loan from Joint Venture	162,782	-
Proceeds(repayment) from convertible loan	(490,000)	899,030
Net cash provided by(used in) continuing operations	(201,869)	935,567
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by (used in) financing activities	(201,869)	935,567

Effect of exchange rate changes on cash	(2,473)	301,331

Net decrease in cash	(824,939)	(14,553)

Cash at beginning of year	921,197	935,750
Cash at end of year	$96,258	$921,197

Supplemental disclosure of cash flow information
Income tax paid in cash	$-	$-
Interest paid	$634,566	$725,936

See accompanying notes to the consolidated financial statements

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital  deficiency of $9,168,206, did not generate cash from its operations, and has had operating losses for past two years. In addition, approximately $8.5 million of the Company's loans will be due in 2015.  The current cash and inventory level will not be sufficient to support the Company's normal operation and repayment of the loans.  These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to increase its marketing in order to generate more revenues and to reduce certain other operating expenses. Accordingly, for our next fiscal year, we anticipate our cash flow from operations will improve. Nevertheless, the Company anticipates that its current cash position will be insufficient to support the Company's operations at current capacity for the next twelve month period and, therefore, will need to seek additional financing of its operations. We may rely on bank borrowing as well as capital issuances and loans from existing shareholders. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Discontinued Operations

On July 8, 2013, the Company entered into an Equity Transfer Agreement  to sell its interest in Hefei Huirun Energy & Technology Co., Ltd. (“Hefei Huirun”).

The gain on disposal of Hefei Huirun was as following:

Consideration received	$646,151
Net assets of Hefei Huirun	(32,933)
Gain on disposition of subsidiary	$613,218

Accordingly, the Company has accounted for Hefei Huirun as a discontinued operation. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The following table summarized the operating result of the discontinued operations for the years ended December 31, 2013:

Year Ended December 31, 2013
Revenue	$825,683

Cost of goods sold	(679,856)

Gross profit/loss	145,827

Operating expenses	158,616
Operating loss before income tax	(12,789)

Net loss	$(12,789)

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Restricted cash

Restricted cash is related to deposits required by bank for banker’s acceptance notes and loans. The balance of total restricted cash was $0 and $1,147,224 for the years ended December 31, 2014 and 2013, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  The Company reviewed the carrying value of long-lived assets and recorded $2,441,724 and $0 impairment loss at December 31, 2014 and 2013.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Research and development

Research and development expenditures are charged to operations as incurred, net with any government grant for specific research projects. Research and development expenditures were $973,851, less $423,705 of government subsidy and $625,000 previously accrued research and development cost that was forgiven in the year ended December 31, 2013. Research and development expenditures were $444,706, less $414,123 of government grant received in the year ended December 31, 2014.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

 NOTE  3.  INVENTORIES

The inventories consist of the following:

	As of
	December 31, 2014	December 31, 2013

Raw Materials	$401,049	$693,065
Work-in-progress	597,485	698,020
Finished goods	931,811	1,211,462
Total	$1,930,345	$2,602,547

The Company recorded inventory markdown allowances of $0 and $438,337 for the years ended December 31, 2014 and 2013, respectively.

NOTE  4.  PROPERTY, MACHINERY AND MINING ASSETS, NET

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

		As of
	Estimated lives (years)	December 31, 2014	December 31, 2013
Buildings	40	$11,882,652	$13,850,342
Right to use land	50	1,843,785	1,852,264
Machinery and equipment	10	3,904,526	4,054,047
Office equipment	5	386,631	387,360
Vehicle	5-10	417,768	419,689
Mining	5-40	596,162	598,903
Construction in progress		631,574	766,051
		19,663,098	21,928,656
Less: Accumulated depreciation		(6,275,867)	(5,610,611)
Total		$13,387,231	$16,318,045

Depreciation and amortization expenses for the years ended December 31, 2014 and 2013 were $690,411 and $876,150 respectively.

During the year ended December 31, 2014, the Company recorded $2,441,724 impairment loss on buildings and machinery and equipment.  No impairment was recorded for the year ended December 31, 2013.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Summarized financial information for our investment in JV assuming a 100% ownership interest is as follows:

	December 31,
	2014	2013
Balance Sheet
Current assets	$8,273,026	$9,754,456
Noncurrent assets	14,577,370	12,127,501
Current liabilities	6,380,574	5,839,368
Noncurrent liabilities	244,359	-
Equity	$16,225,463	$16,042,589

	Year Ended December 31
	2014	2013
Statement of operations
Revenues	$23,115	$65,314
Gross profit	(24,556)	(85,943)
Government subsidy	571,038	147,920
Income before income tax	256,114	50,536
Net income	$256,114	$50,536

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

NOTE 7.  PREPAID EXPENSES AND OTHER SUNDRY CURRENT ASSETS

	December 31, 2014	December 31, 2013
Advances for purchases	$293,866	$283,112
Other receivable	136,679	146,487
Total	$430,545	$429,599

NOTE 8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are listed as below:

	As of December 31,
	2014	2013

Accrued Interest	$863,036	$875,842
Salaries and benefits	200,024	201,616
Other taxes	470,096	461,466
Professional fees	96,414	67,563
Other payables	377,152	271,582
Advance from customers	47,424	-
Total	$2,054,146	$1,878,069

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 9.  SHORT-TERM LOAN

The short-term loans for 2014 and 2013 include the following:

	Balance at December 31,
	2014	2013
1) Loan payable to Chengdu Xihang Gang Construction & Investment Co., Ltd. due on demand, without interest, collateralized by certain plant equipment of Sichuan Apollo.	$672,802	$675,897

2) Loans payable to Industrial and Commercial Bank of China, Due on November 12, and 25, 2014, and December 12, 2014, with interest of 6.6% and 6% per annum, respectively, collateralized by cash deposits of RMB 7 million ($1.13 million) with a year term in Industrial and Commercial Bank of China and Sichuan Apollo’s land and buildings.The loan was paid in full in 2014.	-	3,485,861

3) Loan payable to Industrial and Commercial Bank of China. The loan agreement has not been signed. The Company is still negotiating the terms with the bank. The tentative interest rate is 6.6% per annum.	2,252,987	-

4) Loan payable to Bank of China, Xihanggang Branch, Chendu, due on September 26, 2014, collateralized by cash deposit of RMB 10,000 with a year term in Bank of China. The loan was paid during 2014.	-	1,473

5) Loan payable to an unrelated party, bearing no interest and due on February 7, 2015。 The loan was paid in full in February, 2015	325,812	-

6) Loan payable to an unrelated party, with interest of 10% per annum, collateralized by 1,000,000 shares of common stock, and due on March 30, 2014. The lender verbally agreed to make the loan due on demand.	162,907	163,655

7) Loan payable to China CITIC Bank, due on April 18 and 22, 2014, with interest at 7.5% per annum, collateralized by land and buildings of Sichuan Apollo. The loan was paid in April, 2014.	-	4,909,662

8) Loan payable to China CITIC Bank, due on April 8, 2015, with interest at 6.9% per annum, collateralized by land and buildings of Sichuan Apollo and guaranteed by Sichuan Apollo and Dr. Jingong Pan. The loan was extended to October 18, 2015 with the interest at 6.42% per annum	4,887,188	-

Total	$8,301,696	$9,236,548

NOTE 10.  RELATED PARTIES TRANSACTIONS

The amounts due to (from) related parties are as follows:

	As of December 31
	2014	2013

Due from Xinju	$(39,315)	$(39,495)
Due to stockholders	282,587	407,839
Total	$243,272	$368,344

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Both loans were subordinated to the bank loan and are a senior loan to all other liabilities. The Company paid $490,000 during the year ended December 31, 2014.  For the years ended  December 31, 2014 and 2013, the Company paid $62,500 and $60,000 of interest, respectively.

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

A summary of options under the Stock Incentive Plan as of December 31, 2014 and 2013, and changes during the years then ended is as following:

	Shares	Weighted Average Shares Exercise Price	Remaining Contractual Term	Average Intrinsic Value
Outstanding at January 1, 2013	2,080,000	$3.43	.75 years	-
Granted
Exercised
Forfeited or expired	(1,080,000)	3.4
Outstanding at December 31, 2013	1,000,000	$3.5		-
Granted
Exercised
Forfeited or expired
Outstanding at December 31, 2014	1,000,000	$3.5		-

 A summary of the status of non-vested options  is as follows:

		Weighted Average Exercise
	Shares	Price
Nonvested at January 1, 2013	333,334	$3.50
Granted	-
Vested	(333,334)	$3.50
Nonvested at December 31, 2013	-	$-

No options were exercised during the years ended December 31, 2014 and 2013.

NOTE 13.  COMMON STOCK

During April 2013, the Company issued 1,010,000 shares of common stock incentive to employees at a price of approximately $0.20 per share. These shares were valued at $202,000 and expensed as a part of general and administrative expenses.

NOTE 14.  TAXES

Corporation income tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2014 and 2013.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2014 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company has net operating loss carry-forwards in China and United States of approximately $11,000,000 and $7,300,000, respectively, which expire between 2015 and 2025.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Years ended December 31,
	2014	2013

U.S. Statutory rate of 35%	$(1,413,044)	$(881,345)
Tax rate difference between China and U.S.	382,012	245,150
Change in valuation allowance	456,714	399,056
Net operating loss expired	574,318	237,139
Effective tax	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31
	2014	2013

Deferred tax assets (liabilities)
Inventory markdown	$225,254	$225,254
Bad debt expense	171,295	167,347
Depreciation	18,043	81,059
Accrued taxes and other accruals	320,946	320,024
Loss on impairment	643,931	33,500
Net loss carryforward	5,064,782	5,117,460
Gain on investment in JV	(840,957)	(840,957)
Other	(31,422)	11,471
Gross deferred tax	5,571,872	5,115,158
Valuation allowance	(5,571,872)	(5,115,158)
Net deferred tax	$-	$-

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

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 15.  PRC STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. As of December 31, 2014 and December 31, 2013, the Company did not accumulate any statutory reserve due to the accumulated deficit.

NOTE 16.   BUSINESS SEGMENTS

The following tables summarize key financial information by segment from continuing operations.

For the year ended December 31, 2014:

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$279	$4,275,976	$-	$-	$4,276,255

Operating loss	$(2,538,948)	$(692,366)	$(147,198)	$(160,651)	$(3,539,163)

Depreciation and amortization	$465,847	$200,551	$24,013	$-	$690,411

Capital expenditures	$244,037	$34,167	$-	$-	$278,204

For the year ended December 31, 2013:

	Manufacturing	Refining	Mining	Corporate & Others	Consolidated Total

Revenue	$-	$16,838,764	$-	$-	$16,838,764
Operating loss	$(244,603)	$(1,871,556))	$(353,947)	$16,417	$(2,453,689)
Depreciation and amortization	$648,089	$198,407	$29,654	$-	$876,150
Capital expenditures	$-	$41,387	$-	$-	$41,387

NOTE 17.  CONCENTRATIONS

Our principal customers are manufacturers of thin-film solar cells, cell modules, and solar electronic products.  We also serve additional customers involved in various segments of other electronic materials markets. We still expect our sales to continue to be concentrated among a small number of customers in 2015. However, we also expect that our significant customers may change from time to time.

During the year ended December 31, 2014, three customers in China accounted for 21%, 13% and 11% of total sales, respectively. As of December 31, 2014, three customers accounted for 18%, 14%, and 13% of total accounts receivable.

During the year ended December 31, 2013, three customers accounted for 12%, 27% and 31% of the total sales.  As of December 31, 2013, three customers accounted for 29%, 13% and 12% of the total accounts receivable.

APOLLO SOLAR ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 18.  COMMITMENT AND CONTINGENCIES

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In September 2006, the PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

NOTE 20.  SUBSEQUENT EVENTS

On May 8, 2015 the Registrant's Board of Directors approved an investment contract dated March 1, 2015 and a make-good term agreement dated May 7, 2015. The agreements provide for the sale of 20,000,000 shares of the Registrant's common stock to He Jiting and Yu Liping, who are each other's spouses. The purchase price will be 0.5 RMB (approximately $.08) per share, for a total of 10,000,000 RMB (approximately $1.63 million). The agreements also give Mr. He and Mrs. Yu an option to purchase an additional 20 million shares at 0.5 RMB per share, exercisable within the six months after they receive a certificate for the shares initially purchased.  As of the date of this report, no shares have been issued.

The agreements provide that Mr. He and Mrs. Yu will sell to the Registrant certain technology related to an environmentally-friendly painting business. The parties commit to price the technology at a reasonable valuation.

In March 2015, the Company issued 450,000 shares of common stock to the board of directors for compensation.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. That evaluation disclosed that the Company has material defects in its internal control over financial reporting. Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

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

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following sets forth our current officers and directors and information concerning their age and background:

Name	Age	Positions	Director Since
Yu Liping	46	Chairman, Chief Financial Officer	2015
He Jiting	57	Vice Chairman, Chief Executive Officer	2015
Zhou Huakang	62	Director, Secretary	2015
Cheng Liu	60	Director	2013
He Songdong	24	Director	2015

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Yu Liping has been employed since 2001 as Chairman of Shanghai State Grid Equipment Co., Ltd., and since 2010 as Chairman of Shanghai State Grid Construction Co., Ltd. In both positions, Mrs. Yu is the chief executive officer of the company. For eight years prior to 2001, Mrs. Yu served as President of Ninbo Transformer Co., Ltd., a manufacturing enterprise. Mrs. Yu is married to He Jiting, the Company's Chief Executive Officer.

He Jiting has been employed since 2005 as President of Shanghai State Grid Equipment Co., Ltd., and since 2010 as President of Shanghai State Grid Construction Co., Ltd. In both positions, Mr. He is the chief operations officer of the company. From 1993 to 2004 Mr. He served as President of Zhanjiang Nanfang Zhongke Financing Co., Ltd. Mr. He studied accounting at Zhanjin Accounting School in 1983 and studied government accounting in 1984 at Guangdong TV University.  Mr. He is married to Yu Liping, the Company's Chairman, and is the father of He Songdong, who is a member of the Board of Directors.

Huakang Zhou has been employed since 1992 as Chairman of Warner Technology and Investment Corp. ("Warner Tech"), which is owned by Dr. Zhou and his spouse, and is involved in facilitating business and cultural relations between the U.S. and China. In that position, Dr. Zhou has served as advisor to several companies with securities listed in the U.S. but executive offices and operations located in China.   In 2013 the United States District Court for the Southern District of New York entered final judgments by consent against Huakang Zhou and Warner Tech which enjoin them from future violations of Securities Act Sections 5 and 17(a) and Exchange Act Sections 10(b), 13(d), 15(a), and 16(a). In a separate administrative proceeding, Huakang Zhou and Warner Tech were barred from the securities business and from participating in any penny stock offering with a right to apply for reentry after five years. In 1989 Dr. Zhou was awarded a Ph.D. degree in Operations Research by the Polytechnic University of New York. In 1981 Dr. Zhou was awarded a M.S. degree in Metallurgical Engineering by the University of Science & Technology in Beijing.

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

He Songdong was awarded a Masters Degree in banking and financing by the University of Sussex (UK) in 2014. In 2013 he earned a B.S. degree in Business Financing at the University of Greenwich (UK). While pursuing his degrees, Mr. He was employed on several occasions as Assistant to the President by Zhanjiang Yumei Technology Co., Ltd.  Mr. He is the son of He Jiting, the Company's Chief Executive Officer.

Director Independence

The board of directors has determined that Cheng Liu is  an independent director as defined by the applicable rules of the NYSE MKT.

Board Committees

The Board of Directors does not have an audit committee, nor is there an "audit committee financial expert" as defined by the applicable rules of the SEC.  The Board of Directors also does not have a compensation committee or a nominating committee.  The membership of the Board of Directors was substantially changed in May 2015, and the Board has not yet attended to the appointment of committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014, except that none of the officers or directors has filed a Form 3.

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

Board Leadership Structure

In accordance with our bylaws, our Board elects our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board may appoint from time to time.  This Board has separated the positions of Chairman of the Board and Chief Executive Officer in order to allow competing views to exist within senior management.

 ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

The table below itemizes all compensation for the last three fiscal years paid to our Chief Executive Officer, Jingong Pan. There was no officer of the Company whose salary and bonus for services rendered during the year ended December 31, 2014 and 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Jingong Pan(1)	2014	$49,135	--	--	--	--	$49,135
	2013	$48,780	--	--	--	--	$48,780
	2012	$56,065	--	--	$-	--	$56,065

(1)           Dr. Pan resigned from his position as Chief Executive Officer on April 22, 2015.

Grants of Plan-Based Awards

During 2013 the Company issued 400,000 shares of common stock to Dr. Jingong Pan, its CEO.  The issuance was not made pursuant to any employee benefit plan.  There were no other equity awards made to a named executive officer in fiscal 2013 or fiscal 2014.

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2014.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Jingong Pan	11/8/10	1,000,000	--	$3.50	11/8/20

Employment Agreements

None of the members of our management has an employment agreement.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings.  None of our directors received any compensation for services during 2014, nor is there any plan currently in place to award compensation to the members of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in fiscal 2014 served, as a member of the board or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one equity compensation plan that provides for the issuance of our common stock to officers and other employees, directors and consultants.  This is our 2009 Stock Incentive Plan (the “Incentive Plan”) which has not yet been approved by our stockholders.  The following table sets forth information regarding outstanding options and shares reserved for issuance under the Incentive Plan as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,000,000	$3.5	1,000,000
Total	1,000,000	$3.5	1,000,000

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Yu Liping	0	(3)	--
He Jiting	0	(3)	--
Zhou Huakang	8,234,075	(4)	15.6%
Cheng Liu	0		--
He Songdong	0		--
All officers and directors as a group (5 persons)	8,234,075	(3)	15.6%
New Greatwall Limited	14,580,475	(5)	$27.6
Renyi Hou	9,841,077	(6)	18.6%
_______________________________

(1)
Except as otherwise noted, each shareholder’s address is c/o Sichuan Apollo Solar Science & Technology Co., Ltd., No. 485 Tengfei Third, Shuangliu Southwest Airport Economic Development Zone, Shuangliu,Chengdu, People’s Republic of China, 610207.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

(3)	Does not include 20,000,000 shares of common stock that Mrs. Yu and Mr. He have contracted to purchase from the Company for $1.63 million, as the transaction has not closed.

(4)	Includes 1,932,332 shares owned by Xiaojin Wang, 850,000 shares owned by Huaqin Zhou and 1,900,753 shares owned by Ying Wang, as to which Mr. Zhou has voting and dispositional control.

(5)	Includes 404,200 shares owned by Yin Jun, 2,990,000 shares owned by Feng Yuzhu, 500,000 shares owned by Feng Yuxin, and 500,000 shares owned by Dong Xuesong.

(6)	Includes 4,208,000 shares owned by Mr. Hou’s wife, Zhenyu Liu, 1,600,000 shares owned by Longchou Hou, 1,474,000 shares owned by Qijiu Hou and 1,200,000 shares hold by Yang Yang.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2014, the Company had a net obligation of $243,272 due to stockholders as a result of working capital loans taken.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013, by Paritz & Company, P.A., our independent auditors:

	Fiscal	Fiscal
	2014	2013
Audit Fees (1)	$71,000	$74,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$3,850	$3,850

Total	$74,850	$77,850

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

Our board's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairman of the board is also authorized, pursuant to delegated authority, to pre-approve additional services and such approvals are communicated to the full board at its next meeting.

The board has considered the role of Paritz & Company, P.A. in providing tax services to us and has concluded that such services are compatible with Paritz & Company, P.A. independence as our auditors.

For the fiscal years ended December 31, 2014, and 2013, the board pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

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

		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Independent Technical Review of the Dashuigou and Majiagou Tellurium Projects in Sichuan Province, the People’s Republic of China, Final Report, issued by Behre Dolbear Asia, Inc., dated May 8, 2009.		8-K	99.2	000-12122	5/12/2009

101 INS	XBRL Instance Document	X

101 SCH	XBRL Schema Document	X

101 CAL	XBRL Calculation Linkbase Document	X

101 DEF	XBRL Definition Linkbase Document	X

101 LAB	XBRL Labels Linkbase Document	X

101 PRE	XBRL Presentation Linkbase Document	X
____________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2015.

Apollo Solar Energy, Inc.

By:	/s He Jiting
Name:	He Jiting
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on June 25, 2015 in the capacities indicated.

/s/ He Jiting
He Jiting
Director, Chief Executive Officer

/s/ Yu Liping
Yu Liping
Director, Chief Financial and Accounting Officer

/s/ Zhou Huakang
Zhou Huakang
Director

/s/ Cheng Liu
Cheng Liu
Director

/s/ He Songdong
He Songdong
Director