Form 10-K/A
period 2014-12-31
APOLLO SOLAR ENERGY, INC.
filed 2015-12-09
CIK 726435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

  AMENDMENT NO. 1

This amendment is being filed because Management has determined that the Company has carried on no mining activities since its last mining license expired on June 26, 2015, and that the Company does not intend to renew the license or otherwise engage in mining activities in the foreseeable future.  Accordingly, the Business, Risk Factors and Management's Discussion sections have been modified in this amendment to reflect that the Company is no longer engaged in mining activities.

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

PART I

ITEM 1.                  BUSINESS

Overview

We are a China-based refiner of tellurium (“Te”) and high-purity tellurium-based metals for specific segments of the electronic materials market. Our main expertise is in the production of Te-based compounds used to produce thin-film solar cells, cell modules and solar electronic products. Currently we obtain all of our Te raw materials on the public market.

Previously we held a government license to mine tellurium at the Dashuigou project located in Sichuan Province, PRC. That license expired in June 2015. In addition, until May 2014, we had rights to source tellurium from another property in Shimian, Majiagou, PRC, through variable interest entity agreements, or the VIE Agreements, executed in April, 2009, with Sichuan Xinju Mineral Resources Development Corporation and certain of its shareholders holding 51.6619% of its voting stock.   Both licenses have expired, and the Company has no present plans  to renew them.

Currently, tellurium is produced as a by-product in the process of processing copper and other metals. As a result, costs are high. For the forseeable future, we will source all of our tellurium requirements from third-party suppliers with whom we have established good business relationships over the past few years.

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

We previously utilized  primary refining capabilities at the mining sites, which were provided by Sichuan Xinju Minteral Resources Development Corporation pursuant to the VIE Agreements. When our mining activities terminated, those primary refining capabilities became irrelevant to our business. Currently all of our refining capabilities are owned directly by our Company. Our end-products are tellurium, cadmium, zinc and related compounds of 99.999% (five nines, or 5N) purity or above. Our products are critical precursors in a number of electronic applications, including the rapidly-expanding thin-film photovoltaic, or PV, market.

Thin film technologies, because of their relatively low usage of raw materials when compared with traditional silicon-based photovoltaic technologies, offer a potential cost advantage in the marketplace.  Accordingly, we believe these technologies are beginning to gain an ever increasing foothold in the market.

Our Variable Interest Entity Agreements

As illustrated in the diagram below, we entered into various exclusive contractual arrangements on April 10, 2009 with Sichuan Xinju Mineral Resources Development Corporation (the “VIE”) and certain of its shareholders who are our direct or indirect employees and who collectively own 51.6619% of the VIE.  The VIE was engaged in exploration and mining activities, as well as primary, mine-site refining. With the expiration of the two mining licenses, our relationship with Xinju will no longer be significant to our business.

The following diagram shows our corporate structure, including the VIE.

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

  Strategy

Our strategy includes the following key elements:

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

Research and Development

We plan to continue to devote a substantial amount of our resources to research and development with the objective of improving our refining steps. We will primarily focus our research and development in the following areas:

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

We have received ISO 9001:2008 and GB/T19001-2008 certificates which are valid from December, 2014 until December, 2017. This Quality Management System applies in the areas of design, development and production of certain metals and high purity compounds.

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

ITEM 7A                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to the Consolidated Financial Statements

Page

29	Report of Independent Registered Public Accounting Firm.

30	Consolidated Balance Sheets as of December 31, 2014 and 2013

31	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013.

32	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013.

33	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

34-49	Notes to Consolidated Financial Statements.

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
____________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Apollo Solar Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2015.

Apollo Solar Energy, Inc.

By:	/s He Jiting
Name:	He Jiting
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on December 9, 2015 in the capacities indicated.

/s/ He Jiting
He Jiting
Director, Chief Executive Officer

/s/ Yu Liping
Yu Liping
Director, Chief Financial and Accounting Officer

/s/ Zhou Huakang
Zhou Huakang
Director

/s/ Cheng Liu
Cheng Liu
Director

/s/ He Songdong
He Songdong
Director